Form 10-Q
period 1996-03-31
ENRON GLOBAL POWER & PIPELINES LLC
filed 1996-05-15
CIK 931583

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                   FORM 10-Q

x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

o     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-13584

                     ENRON GLOBAL POWER & PIPELINES L.L.C.
            (Exact name of registrant as specified in its charter)


        DELAWARE                                             76-0456366
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


     ENRON BUILDING
    1400 SMITH STREET
     HOUSTON, TEXAS                                             77002
(Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code:  (713) 853-1937




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  x     No   o

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:

          CLASS                               OUTSTANDING  AS  OF  MAY 1,1996
      _____________                              _________________________
      Common Shares                                   20,866,200shares

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                               TABLE OF CONTENTS


                                                                      PAGE NO.
                                                                      --------

PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements

                 Consolidated Statements of Income - Pro Forma for the
                   Three Months Ended March 31, 1996 and the Three Months
                   Ended March 31, 1996 and 1995.......................... 1

                 Consolidated Balance Sheets - March 31, 1996
                   and December 31, 1995.................................. 2

                 Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 1996 and 1995............. 3

                 Consolidated Statement of Changes in Shareholders' Equity -
                   Three Months Ended March 31, 1996...................... 4

                 Notes to Consolidated Financial Statements .............. 5


         ITEM 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................... 7


PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K ........................14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     ENRON GLOBAL POWER & PIPELINES L.L.C.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                               THREE MONTHS ENDED
                                                    MARCH  31,
                                         _____________________________
                                            1996       1996     1995
______________________________________________________________________
                                         (Pro Forma
                                         see Note 3)
Technical Assistance Fees                 $ 2,604    $ 2,604   $ 2,235
Equity in Earnings of Unconsolidated Subsidiaries:
   Pipeline operations                      8,506      6,090     5,189
   Power operations                         2,277      2,277     2,448
                                          ____________________________
Equity in Earnings and Technical
   Assistance Fees                         13,387     10,971     9,872
General and Administrative Expenses        (1,592)    (1,592)   (1,101)
Taxes Other Than Income                      (143)      (143)     (150)
Other Income (Expense), net                  (527)       323       235
                                          ____________________________
Income Before Income Taxes                 11,125      9,559     8,856
Income Taxes                                1,210      1,019       980
                                          ____________________________
Net Income                                $ 9,915    $ 8,540   $ 7,876
                                          ============================
Net Income Per Common Share               $   .44    $  .41    $   .38
                                          ============================
Average Number of Common Shares
   Used in Computation                     22,440    20,863     20,840
                                          ============================

  The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                   MARCH 31,       DECEMBER 31,
                                                     1996              1995
_______________________________________________________________________________
ASSETS
Current Assets
   Cash and cash equivalents                      $  34,106         $  23,364
   Accounts receivable                                3,595             3,778
                                                  ----------------------------
        Total Current Assets                         37,701            27,142
Investments in and Advances to Unconsolidated
   Subsidiaries                                     155,339           159,621
Other                                                   620               950
                                                  ----------------------------
Total Assets                                      $ 193,660         $ 187,713
                                                  ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                               $   6,357         $   5,341
   Accrued taxes                                      3,079             2,481
                                                  ----------------------------
        Total Current Liabilities                     9,436             7,822
Deferred Income Taxes                                 2,790             2,539
Shareholders' Equity
   Common shares                                    156,738           156,607
   Retained earnings                                 24,696            20,745
                                                  ----------------------------
        Total Shareholders' Equity                  181,434           177,352
                                                  ____________________________
Total Liabilities and Shareholders' Equity        $ 193,660         $ 187,713
                                                  ============================

  The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                         Three Months Ended
                                                               March 31
                                                       ------------------------
                                                           1996          1995
Cash Flows From Operating Activities
Reconciliation of net income to net cash flows
    from operating activities:
    Net income......................................    $  8,540     $  7,876
    Equity in earnings of unconsolidated subsidiaries     (8,367)      (7,637)
    Distributions from unconsolidated subsidiaries..      12,649        4,077
    Deferred income taxes...........................         251          375
    Changes in components of working capital:
    Accounts receivable.............................         183        1,351
    Accounts payable................................       1,016         (477)
    Accrued taxes...................................         598          881
    Other, net......................................         330         (142)
                                                        -----------------------
Net Cash Flows From Operating Activities ...........      15,200        6,304
                                                        -----------------------
Cash Flows From Investing Activities:
    Net investments in and advances to unconsolidated
        subsidiaries                                           -       (3,395)
                                                        -----------------------
Net Cash Flows From Investing Activities............           -       (3,395)
                                                        -----------------------
Cash Flows From Financing Activities:
    Common Shares Issued............................         131            -
    Dividends paid..................................      (4,589)      (4,272)
                                                        -----------------------
Net Cash Flows From Financing Activities............      (4,458)      (4,272)
                                                        -----------------------
Increase (Decrease) in Cash and Cash Equivalents ...      10,742       (1,363)
Cash and Cash Equivalents, Beginning of Period .....      23,364        6,570
                                                        -----------------------
Cash and Cash Equivalents, End of Period............    $ 34,106     $  5,207
                                                        =======================
Supplemental Cash Flow Information:
    Cash paid for Income Taxes......................    $    196     $      -
                                                        =======================

  The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                       SHAREHOLDERS' EQUITY
                                                        COMMON       RETAINED
                                                        SHARES       EARNINGS
- - -----------------------------------------------------------------------------
Balance at December 31, 1995......................... $ 156,607    $   20,745
Common Shares Issued.................................       131             -
Net Income...........................................         -         8,540
Dividends............................................         -        (4,589)
                                                      -----------------------
Balance at March 31, 1996............................ $ 156,738    $   24,696
                                                      =======================

  The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Enron Global Power & Pipelines L.L.C. (EPP), a Delaware limited liability company, was organized to initially own interests in a natural gas pipeline system in Argentina, two power plants in the Philippines and a power plant in Guatemala. EPP's pipeline operations in Argentina are conducted through its wholly-owned subsidiary, Enron Pipeline Company - Argentina S.A. (EPCA). EPCA owns 25% of Compania de Inversiones de Energia S.A. (CIESA) which in turn owns 70% of Transportadora de Gas del Sur S.A. (TGS), the entity that owns the pipeline system. EPP's power operations in the Philippines are conducted through its wholly-owned subsidiary, Enron Power Philippines Corp. (EPPC). EPPC owns 50% of the outstanding stock of Subic Power Corp. and Batangas Power Corp., the entities that own the respective power plants. The Guatemala power operations are conducted through EPP's 50% ownership interest in Puerto Quetzal Power Corp. On May 9, 1996, EPP acquired an indirect 49% limited partnership interest (and will, upon receipt of certain approvals, acquire an indirect 1% general partnership interest) in Centragas - Transportadora de Gas de la Region Central de Enron Development & Cia. S.C.A (Centragas), a 357 mile natural gas pipeline in Colombia, in exchange for approximately 1.6 million common shares.


2. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by EPP without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, EPP believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EPP's Annual Report on Form 10-K for the year ended December 31, 1995. The pro forma consolidated statement of income for the three months ended March 31, 1996, reflects certain pro forma adjustments as if EPP had acquired its interest in the Centragas pipeline on January 1, 1996 (see Note 3).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

EPP records as cash equivalents all highly liquid short-term investments with original maturities of three months or less. From time to time, EPP invests excess funds with Enron Corp. affiliates under promissory notes payable on demand at market interest rates . At March 31, 1996, approximately $27.8 million was invested using such notes. Such amounts are classified as cash equivalents.

All monetary amounts presented in tables herein are expressed in thousands, except per share amounts.

Certain prior period amounts have been reclassified to conform with the current presentation.

3. PRO FORMA

Acquisition of projects from Enron are related party transactions that are required to be accounted for similar to pooling of interests method of accounting with historical results restated to include the results of acquired projects. The pro forma consolidated statement of income for the three months ended March 31, 1996, reflects equity in earnings from Centragas of $2.4 million (approximately $1.5 million of which are related to a nonrecurring early completion bonus) and incremental expenses of approximately $0.8 million associated with the acquisition of Centragas.

4. SHAREHOLDERS' EQUITY

On March 15, 1996, EPP paid a quarterly cash dividend of $0.22 per share.

5.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

EPP's investments in and advances to unconsolidated subsidiaries and the changes in such balances are as follows:

                                               Pipeline     Power      Total
- - ------------------------------------------------------------------------------
Balance at December 31, 1995................  $ 97,609    $ 62,012   $ 159,621
Equity in Earnings..........................     6,090       2,277       8,367
Distributions...............................   (10,500)     (2,149)    (12,649)
                                              --------------------------------
Balance at March 31, 1996...................  $ 93,199    $ 62,140   $ 155,339
                                              ================================

At March 31, 1996, EPP's share of undistributed earnings of its pipeline and power subsidiaries totaled approximately $5.6 million and $14.0 million, respectively. In the first quarter of 1996, EPPC received $2.1 million in dividends from its Philippine power operations. On March 6, 1996, TGS declared a semiannual dividend of 0.095 Argentine pesos per share which was paid on March 20, 1996. As a result, EPCA received $10.5 million in dividends from CIESA.

6. SUBSEQUENT EVENTS

In April 1996, CIESA signed a letter of intent with two international banks to enter into a syndicated bridge loan facility for $220 million. The proceeds will be used to retire the $215 million loan agreement with Morgan Guaranty Trust Company of New York which expires in May 1996.

In April 1996, TGS issued $150 million of bonds with an effective annual interest rate of 9.6% maturing on May 24, 2001. Approximately $100 million of the proceeds were used to retire short-term debt and the remainder for other corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      PRIMARY ASSETS AND SOURCES OF EARNINGS AND CASH

      The primary assets of Enron Global Power & Pipelines L.L.C. ("EPP"), a Delaware limited liability company owned approximately 52% by Enron Corp. (together with its subsidiaries, "Enron"), are its interests in 50% or less owned companies ("Project Companies") which it holds directly or indirectly through wholly-owned subsidiaries. EPP accounts for its interests in the
Project Companies under the equity method of accounting and records its proportionate share of the earnings or losses of the Project Companies. The operations of the Project Companies are EPP's primary source of earnings. However, EPP also receives technical and administrative assistance fees, paid by Project Companies to certain wholly-owned subsidiaries of EPP, primarily by Transportadora de Gas del Sur S.A. ("TGS") to Enron Pipeline Company - Argentina ("EPCA"). EPP's primary source of cash is dividends paid by the Project Companies and technical assistance fees. Declaration and payment of such dividends is at the sole discretion of the boards of directors of the Project Companies and is subject to operating profitability of the Project Companies and certain restrictions including among others, restrictions on the distribution of cash under applicable credit agreements and government imposed currency restrictions, if any.

RESULTS OF OPERATIONS OF EPP

      General

      For the three months ended March 31, 1996, EPP's technical assistance fees and equity in earnings from its Argentine and Philippine operations constituted approximately 78% and 14%, respectively, of EPP's technical assistance fees and equity in earnings. As of March 31, 1996, Argentine and Philippine assets accounted for approximately 58% and 30%, respectively, of EPP's assets. As a result, if Argentine or Philippine operations were materially and adversely affected, EPP's financial condition and results of operations could be materially and adversely affected. See "Pipeline Operations" and "Power Operations" below for the results of operations of EPP's unconsolidated subsidiaries.

      Acquisition of projects from Enron are related party transactions that are required to be accounted for similar to the pooling of interests method of accounting with historical results restated to include the results of acquired projects. The pro forma statement of income for the three months ended March 31, 1996, reflects adjustments to include $2.4 million of equity in earnings from Centragas - Transportadora de Gas de la Region Central de Enron Development & Cia. S.C.A ("Centragas") and $0.8 million of acquisition related expenses and $0.2 million of withholding taxes. Approximately $1.5 million of the equity in earnings are due to a nonrecurring early completion bonus.

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 VS. THE THREE MONTHS ENDED MARCH 31, 1995

      TECHNICAL ASSISTANCE FEES AND EQUITY IN EARNINGS. Technical assistance fees and equity in earnings increased $1.1 million (11%) in the first quarter of 1996, compared to the first quarter of 1995. The increase is primarily due to increased equity in earnings from pipeline operations and technical assistance fees in Argentina as a result of the increase in TGS's net income due to firm transportation capacity added in June 1995 and a net rate increase
of approximately 3%.   The increase was  partially  offset by slightly lower
equity in earnings from power operations.

      INCOME TAXES. Income taxes were relatively unchanged for the first quarter of 1996 compared to the first quarter of 1995. The income of EPP is not taxable to EPP; however, EPCA and Enron Power Philippines Corp. ("EPPC"), wholly-owned subsidiaries of EPP, are taxable entities in their respective local jurisdictions. The effective tax rate paid by these subsidiaries is less than the statutory rate because a majority of the income of these subsidiaries relates to ownership of equity investments, which is not subject to tax; however, EPCA is subject to taxes (30%) on the technical assistance fees it receives from TGS and dividends paid to EPP from EPPC are subject to certain Philippine withholding taxes (15%).


LIQUIDITY AND CAPITAL RESOURCES OF EPP

      PRIMARY CASH REQUIREMENTS

      The primary cash requirements of EPP are the payment of dividends to its shareholders and general and administrative expenses, including overhead and costs incurred under an Administrative Services Agreement between EPP and Enron. EPP may also use cash to satisfy its payment obligations, if any, under various shareholder and credit agreements relating to the Project Companies and under a Master Contribution Agreement among EPP, Enron and certain of their subsidiaries (the "Contribution Agreement"). Pursuant to the Contribution Agreement, Enron maintains certain commitments on behalf of EPP for the benefit of certain Project Companies, as required by project lenders and certain other third parties. Because EPP replaced Enron as a shareholder of the Project
Companies, in most instances EPP has agreed to indemnify Enron against liabilities that may be incurred under such commitments. Although these indemnity obligations could result in certain otherwise nonrecourse liabilities becoming recourse to EPP, EPP believes the events which would trigger liability are remote, and therefore does not expect these obligations to create any additional liability. If, however, EPP were required to make significant payments to Enron under the Contribution Agreement, EPP believes it would be able to obtain financing for such payments from Enron or other sources, or would be able to cause its subsidiaries to pay to EPP cash dividends sufficient to make such payments, if necessary. There can be no assurance, however, that sufficient dividends, or funds from other sources, would be available for such purpose. On March 15, 1996, EPP paid a quarterly dividend of approximately $4.6 million or $0.22 per share.

      PRIMARY SOURCES OF CASH

      EPP relies primarily on dividends from the Project Companies and technical assistance fees to meet its cash requirements. The ability of EPP's unconsolidated subsidiaries to pay dividends will depend on the future earnings and debt repayment obligations of such subsidiaries, dividend restrictions included in credit agreements at the project level, applicable currency restrictions, income and other taxes, other laws and the declaration of dividends by the boards of directors of EPP's various subsidiaries. Project financings typically require that certain cash reserves be established at the Project Company and that certain other capital and legal requirements be satisfied before the Project Company may pay dividends to its shareholders. However, each of EPP's unconsolidated subsidiaries has a stated dividend policy, set forth in its respective shareholders agreement, of maximizing after-tax cash distributions to shareholders after taking into consideration capital requirements and applicable legal requirements. In the future, the Project Companies may also borrow funds or otherwise accept encumbrances on their earnings resulting in further possible constraints on their ability to pay dividends to EPP.

      In the first quarter of 1996, Subic Power Corp. ("Subic") and Batangas Power Corp. ("Batangas") paid $1.3 million and $3.0 million in dividends, respectively, of which EPPC received approximately $2.1 million. On March 6, 1996, TGS declared a semiannual dividend of 0.095 Argentine pesos per share which was paid on March 20, 1996. As a result, EPCA received $10.5 million in dividends from Compania de Inversiones de Energia S.A. ("CIESA") in the first quarter of 1996.

      LONG-TERM FINANCING POLICY

      EPP's business strategy is to generate long-term growth in earnings, cash flow and dividends per share by acquiring interests in additional power and natural gas pipeline projects from Enron and third parties. EPP currently expects to fund any such acquisitions from Enron by issuing additional common shares and to fund acquisitions from third parties with a combination of common shares, cash or debt. EPP believes that it will have sufficient cash to meet its obligations for the foreseeable future and currently does not intend to incur significant amounts of long-term indebtedness.

PIPELINE OPERATIONS

      Results of Operations for the Three Months Ended March 31, 1996 vs. the Three Months Ended March 31, 1995

      Equity in earnings of the pipeline operations represents EPP's 25% interest in CIESA which owns 70% of TGS. Presented below is the first quarter of 1996 and 1995 consolidated information for CIESA on a U.S. GAAP, historical U.S. dollar, 100% ownership basis. The exchange rate between the Ps. and the
U. S. dollar was approximately 1:1 for all periods presented.

                                                Three Months Ended March 31,
                                                ----------------------------
(In thousands)                                        1996           1995
- - ----------------------------------------------------------------------------
Gas transportation revenues.....................   $ 86,030      $  84,083
Gas processing revenues.........................     10,946          9,780
                                                   -------------------------
   Total Revenues...............................     96,976         93,863
Operating, administrative and selling expense...    (29,055)       (27,914)
Interest income.................................      1,520          1,703
Interest expense, net of capitalized interest...    (16,603)       (14,671)
Other income....................................      1,403            834
                                                   -------------------------
   Income Before Minority Interest and Income Taxes  54,241         53,815
Minority interest...............................    (12,729)       (11,494)
Income tax expense..............................    (17,151)       (21,564)
                                                   -------------------------
   Net Income...................................   $ 24,361      $  20,757
                                                   =========================
EPP's Equity in Earnings of Pipeline Operations.   $  6,090      $   5,189
                                                   =========================

      NET INCOME. CIESA's net income in the first quarter 1996 increased $3.6 million (17%) compared to the same period in 1995. The increase in net income was primarily due to higher revenues as a result of the June 1995 expansion on the General San Martin pipeline and lower income tax expense resulting from a $4.9 million one time tax amnesty payment made during the first quarter of 1995 and a net rate increase of approximately 3%, partially offset by higher operating and interest expenses. The following discussion analyzes the operating results of CIESA and its 70% owned subsidiary, TGS.

      GAS TRANSPORTATION REVENUES. Gas transportation revenues represented approximately 89% and 90% of CIESA's first quarter 1996 and 1995 total revenues, respectively. Firm transportation revenues increased $1.8 million (2%) in the first quarter of 1996 compared to the same period in 1995 primarily due to an increase in firm contracted capacity made possible by the June 1995 expansion of transportation capacity along the General San Mart<i'>n pipeline by 45.9 million cubic feet per day ("Mmcf/d") and a 3.2% tariff increase in July of 1995. These increases in revenues were partially offset by the exercise of certain step down rights by Gas Natural BAN S.A. Interruptible transportation revenues were relatively unchanged for the first quarter of 1996 compared to the same period in 1995.

      GAS PROCESSING REVENUES. Gas processing revenues accounted for approximately 11% and 10% of TGS's revenues in 1996 and 1995, respectively. During the first quarter of 1996, processing revenues increased by $1.2 million (12%) primarily due to increased volumes and increased average prices for propane and butane.

      OPERATING, ADMINISTRATIVE AND SELLING EXPENSES. Operating expenses, consisting primarily of labor, depreciation, technical assistance and other professional fees, and operation and maintenance expense, increased $0.7 million (3%) for the first quarter of 1996 as compared to the same period in 1995. The increase is primarily due to higher depreciation, resulting from capital expenditures for pipeline expansion in 1995 and higher technical assistance fees as a result of higher operating income. These increases were partially offset by lower social security contribution due to a decrease in the payroll tax rate. Administrative and selling expenses increased $0.4 million (11%) for the first quarter of 1996, compared to the same period in 1995, primarily due to the reversal in 1995 of certain reserves established in 1994.

      INTEREST  INCOME.   Interest  income  decreased  $0.2  million (11%) as a
result of lower interest rates on short-term investments during the first three months of 1996.

      INTEREST EXPENSE, NET OF CAPITALIZED INTEREST. Interest expense, net of capitalized interest, increased $1.9 million (13%) during the first quarter of 1996 compared to 1995. The increase is primarily due to $1.4 million of higher interest expense as a result of the increase in TGS average indebtedness and an increase in the cost of CIESA debt from the first quarter of 1995. In addition, capitalized interest decreased $0.5 million (46%) due to lower capital expenditures during the first quarter of 1996.

      INCOME TAX EXPENSE. The statutory tax rate in Argentina is 30% of taxable net income, calculated according to Argentine tax regulations which differ in certain respects from accounting practices followed under Argentine GAAP for the preparation of financial statements. CIESA income tax expense in the first quarter of 1996 decreased $4.4 million (20%) compared to the first quarter of 1995, primarily due to a one time payment of $4.9 million made in 1995 under a tax amnesty program offered by the Argentine tax authority to settle certain income tax issues partially offset by increased taxable income in 1996.

      LIQUIDITY AND CAPITAL RESOURCES OF PIPELINE OPERATIONS

      During the first quarter of 1996, TGS generated cash flows from operations of $59.9 million and cash flows from financing activities of $16.3. Those cash flows, along with other funds, were principally used for a $75.5
million dividend payment and $20.4 of capital  expenditures.   Cash  flows
from financing activities increased by $16.3 million during the first quarter of 1996 due to increased short-term debt.

     In April 1996 CIESA signed a letter of intent with two international banks to enter into a syndicated bridge loan facility for $220 million. The proceeds will be used to retire the $215 million loan agreement with Morgan Guaranty Trust Company of New York which expires in May 1996.

      Recently TGS filed a $350 million shelf registration with the Securities and Exchange Commission in order to issue debt securities from time to time in the United States. Under Argentine law, it was established as a Global Program
and was approved by the Comision  Nacioinal  de  Valores.   During  April of
1996, TGS issued $150 million of bonds with an effective annual interest rate of 9.6% for a term of five years as part of its Global Program. Approximately $100 million of the proceeds were used to retire short-term debt and the remainder for other corporate purposes.

      TGS intends to make capital expenditures of approximately $114.2 million during 1996, $36.9 million of which are for mandatory investments. TGS expects to meet its short- and long-term liquidity needs through a combination of cash from operations and issuance of short- and long-term debt.

      As  of  March  31, 1996, CIESA's total capitalization  amounted  to  $1.5 billion. Total capitalization was comprised of debt of $837 million, shareholders' equity of $364 million and minority interest of $258 million. Debt as a percentage of total capitalization increased from 56% at December 31, 1995, to 57% at March 31, 1996.

POWER OPERATIONS

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 VS. THE THREE MONTHS ENDED MARCH 31, 1995

      NET INCOME. Net income from power operations decreased $0.3 million (7%) for the three months ended March 31, 1996, compared to the three months ended March 31, 1995. Results for the first quarter of 1996 reflect increased revenues and lower interest expense offset by increased income taxes and other expenses.

The following is a summary of income statement information for the combined power operations.

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
(IN THOUSANDS)                                       1996          1995
- - ----------------------------------------------------------------------------
Capacity revenues............................... $  22,067     $  22,892
Variable revenues ..............................     9,931         8,508
                                                 ---------------------------
    Total Revenues .............................    31,998        31,400
Fuel costs......................................     5,756         4,937
Operating and administrative expenses...........     7,471         8,610
Depreciation and amortization...................     7,143         6,723
                                                 ---------------------------
    Net Operating Income........................    11,628        11,130
Interest expense, net...........................     5,237         6,226
Other income (expense), net.....................      (571)          136
                                                 ---------------------------
    Income Before Income Taxes..................     5,820         5,040
Income tax expense..............................     1,266           145
                                                 ---------------------------
    Net Income.................................. $   4,554     $   4,895
                                                 ===========================
EPP's Equity in Earnings of Power Operations.... $   2,277     $   2,448
                                                 ===========================

      Revenues. The majority of each Project Company's revenue is attributable to payments tied to the capacity of the respective plant, whether based on annual availability (the Subic and Batangas plants) or an annual capacity test (the PQPC plant). Capacity revenues decreased $0.8 million (4%) in the first quarter of 1996 compared to the first quarter of 1995 primarily due to increased downtime at the Subic plant for the contract period ended February 29, 1996 compared to the contract period ended February 28, 1995.

      The second type of payment, an energy fee, varies directly with actual output and under the current cost structures of the plants, essentially covers variable costs. The variable revenues increased $1.4 million (17%) in the first quarter of 1996 compared to the first quarter of 1995. The increase is primarily due to increased sales and higher fuel revenue as a result of increases in the price of fuel used to calculate fuel revenue.

      FUEL COST. Fuel cost is the expense for the fuel used in the PQPC plant. An Enron affiliate supplies fuel to the PQPC plant at market based rates. Total fuel cost at the PQPC plant increased $0.8 million (17%) in the first quarter of 1996 compared to the first quarter of 1995. The increase was primarily due to an increase in the price of fuel and higher fuel use related to the increased sales discussed above. Fuel is provided to the Subic and Batangas plants by their customer, National Power Corporation, at no cost.

      OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses decreased $1.1 million (13%) in the three months ended March 31, 1996, compared to the same period in 1995. The decrease was primarily due to lower fees resulting from certain contract amendments and lower expenses resulting from more efficient plant performance at the PQPC plant.

      DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $0.4 million (6%) in the first quarter of 1996 as compared to the first quarter of 1995. The increase was due primarily to depreciation of property, plant and equipment additions at the Batangas plant.

      INTEREST EXPENSE, NET. Interest expense, net decreased $1.0 million (16%) in the first quarter of 1996 compared to the first quarter of 1995. The decrease is primarily due to the amortization of the loan balances at all three plants and higher interest income resulting from larger cash balances at the Batangas and Subic plants.

      OTHER INCOME (EXPENSE), NET. Other income (expense), net increased $0.7 million primarily due to an insurance deductible incurred at the Batangas plant.

      INCOME TAX EXPENSE. Income tax expense increased $1.1 million primarily due to increased pretax net income from PQPC (38.75% tax rate). Income tax expense is the tax on the power plants in their respective local jurisdictions. On an aggregate basis, the effective tax rate for the Philippine power plants is less than the statutory rate due to the Subic and Batangas plants being granted certain income tax holidays and concessions that range from six to 15 years. PQPC is organized as a U.S. domiciled company with a foreign branch office. At March 31, 1996, there were no significant differences between PQPC's effective tax rate and the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES OF POWER OPERATIONS

      Capital expenditures for the power plant operations are expected to be insignificant in 1996. The power operations expect to meet short- and long-term liquidity needs using cash flows from operations. If a specific power plant has short-term liquidity needs that cannot be met with cash flows from operations, it is expected that such plant would borrow or be advanced the necessary funds from an affiliated company, with such loans repaid out of future cash flows.


INFORMATION REGARDING FORWARD LOOKING STATEMENTS

   The statements in this Form 10-Q that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Although EPP believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political developments in foreign countries, the timing and success of Enron's efforts to develop international power, pipeline and other infrastructure projects and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER MATTERS

             On April 15, 1996, EPP entered into a Purchase Agreement among Enron Holding Company L.L.C., Enron Equity Corp., Enron Development Corp. and EPP to acquire a 49% limited partner interest (with the right to acquire an additional 1% general partner interest in the future assuming certain third party consents are obtained) in Centragas-Transportadora de Gas de la Region Central de Enron Development & Cia., S.C.A., a Colombian limited partnership ("Centragas"). The acquisition of the 49% limited partnership interest closed on May 9, 1996. Centragas was formed by affiliates of Enron Corp. to build, own and operate, for a 15 year period, a 575 km (357 mile), 18-inch natural gas pipeline and related facilities from Ballena on the northern coast of Colombia to Barrancabermeja in the central region of the country. EPP anticipates that Centragas will continue to operate as a natural gas pipeline and related facilities.

             The purchase price for the interest in Centragas was $41,500,000, which sum was paid by EPP to the Enron Corp. affiliates by EPP issuing 1,576,808 common shares of EPP to the Enron Corp. affiliates. The amount of the consideration was determined in accordance with the Purchase Right Agreement between Enron Corp. and EPP, which has been filed as Exhibit 10.1 to EPP's Annual Report on Form 10-K for year ended December 31, 1994. Enron Corp. currently owns approximately 52% of the outstanding common shares of EPP.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.1 Purchase Agreement dated as of April 15, 1996, among Enron Holding Company L.L.C., Enron Equity Corp., Enron Development Corp. and EPP.

(b)     Reports on Form 8-K

        None

                                  SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ENRON GLOBAL POWER & PIPELINES L.L.C.
                                          (Registrant)



Date:  May 14, 1996                       By  /S/ RODNEY L. GRAY
                                            ---------------------------------
                                                  Rodney L. Gray
                                             Chairman, President and
                                             Chief Executive Officer





Date:  May 14, 1996                       By  /S/ PAULA H. RIEKER
                                            ---------------------------------
                                                  Paula H. Rieker
                                                Vice President and
                                             Chief Financial Officer
                                            (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                  METHOD OF FILING
10.1      Purchase Agreement dated as of April 15, 1996,      Filed herewith
          among Enron Holding Company L.L.C., Enron           electronically
          Equity Corp., Enron Development Corp. and EPP