Form 10-Q
period 1996-06-30
ENRON GLOBAL POWER & PIPELINES LLC
filed 1996-08-15
CIK 931583

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                   FORM 10-Q

x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

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

          CLASS                                  OUTSTANDING  AS  OF  AUGUST 1,
1996
      _____________                                   _________________________
      Common Shares                                       24,371,186 shares

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                               TABLE OF CONTENTS


                                                                      PAGE NO.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Consolidated Statement of Income - Three months Ended
                     June 30, 1996 and 1995 and Six Months Ended
                     June 30, 1996 and 1995................................ 1

                  Consolidated Balance Sheet - June 30, 1996
                     and December 31, 1995................................. 2

                  Consolidated Statement of Cash Flows -
                     Six Months Ended June 30, 1996 and 1995............... 3

                  Consolidated Statement of Changes in Shareholders'
                     Equity - Six Months Ended June 30, 1996............... 4

                     Notes to Consolidated Financial Statements ........... 5


         ITEM 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................. 10


PART II. OTHER INFORMATION

         ITEM 4.  Submission of Matters to a Vote
                     of the Security-Holders...............................21

         ITEM 5.  Other Matters............................................21

         ITEM 6.  Exhibits and Reports on Form 8-K ........................22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     ENRON GLOBAL POWER & PIPELINES L.L.C.
                       CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)





                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             1996       1995        1996        1995
Technical Assistance Fees                 $  2,704   $ 2,483     $ 5,308     $  4,718
Equity in Earnings of Unconsolidated
  Subsidiaries:
Pipeline operations                          7,674     5,584      16,529       10,773
Power operations                             4,231     2,753       7,855        5,201
Technical Assistance Fees
  and Equity in Earnings                    14,609    10,820      29,692       20,692
General and Administrative Expenses        (1,314)   (1,684)     (2,911)      (3,070)
Taxes Other Than Income                      (150)      (92)       (293)        (242)
Other Income (Expenses), net                 (469)       205     (1,079)          725

Income Before Income Taxes                  12,676     9,249      25,409       18,105
Income Taxes                                 1,101       967       2,313        1,947

Net Income                                $ 11,575   $ 8,282     $ 23,096    $ 16,158

Net Income Per Common Share               $    .48   $   .40     $   .96     $    .78
Average Number of Common Shares
   Used in Computation                      24,051    20,840      24,024       20,840

The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.
                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)





                                                        JUNE 30,        DECEMBER 31,
                                                         1996              1995
                                                      (Unaudited)
                 ASSETS
Current Assets
  Cash and cash equivalents                        $     32,024         $     23,364
  Accounts receivable                                     4,709                3,778
  Current portion of note receivable                        987                   -
        Total Current Assets                             37,720               27,142
Investments in and Advances to
  Unconsolidated Subsidiaries                           220,528              159,621
Note Receivable                                           7,526                   -
Other                                                     1,109                  950
Total Assets                                       $    266,883         $    187,713

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                $      6,437         $      5,341
   Accrued taxes                                          1,562                2,481
        Total Current Liabilities                         7,999                7,822
Other                                                     1,686                  -
Deferred Income Taxes                                     3,531                2,539
Shareholders' Equity
   Common shares, no par value,
      200,000,000 shares authorized
      and 24,371,186 and 20,858,750
      shares issued and outstanding,
      respectively                                      219,478              156,607
   Retained earnings                                     34,189               20,745
        Total Shareholders' Equity                      253,667              177,352
Total Liabilities and Shareholders' Equity         $    266,883         $    187,713

The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                       SIX MONTHS ENDED
                                                             JUNE 30,
                                                        1996           1995
Cash Flows From Operating Activities:

Reconciliation of net income
  to net cash flows from
  operating activities:
  Net income                                         $  23,096      $  16,158
  Equity in earnings of unconsolidated
   subsidiaries                                       (24,384)       (15,974)
  Distributions from unconsolidated
   subsidiaries                                         16,249         16,356
  Deferred income taxes                                    992            701
  Changes in components of working capital:
   Accounts receivable                                     132          3,373
   Accounts payable                                      1,056        (1,047)
   Accrued taxes                                         (919)        (1,290)
  Other, net                                             1,785            745
  Net Cash Flows From Operating Activities              18,007         19,022

Cash Flows From Investing Activities:

Net investments in and advances to
  unconsolidated subsidiaries                              -            1,561
  Net Cash Flows From Investing Activities                 -            1,561

Cash Flows From Financing Activities:

Common Shares Issued                                       179            -
Dividends paid                                         (9,526)        (8,544)
  Net Cash Flows Used in Financing Activities          (9,526)        (8,544)

Increase in Cash and Cash Equivalents                    8,660         12,039
Cash and Cash Equivalents, Beginning of Period          23,364          6,570

Cash and Cash Equivalents, End of Period             $  32,024      $  18,609

Supplemental Cash Flow Information:
  Cash paid for Income Taxes                         $   2,272      $   1,031

The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                          SHAREHOLDERS' EQUITY

                                                            Common          Retained
                                                            SHARES          EARNINGS
Balance at December 31, 1995                             $   156,607       $  20,745
Net Income                                                      -             23,096
Dividends                                                       -            (9,526)
Issuances for Acquisitions and
  Stock Options                                               62,871           (126)

Balance at June 30, 1996                                 $   219,478       $  34,189

The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION

Enron Global Power & Pipelines L.L.C. (EPP), a Delaware limited liability company, was organized to initially own interests in a natural gas pipeline system in Argentina, two power plants in the Philippines and a power plant in Guatemala. EPP's pipeline operations in Argentina are conducted through its wholly owned subsidiary, Enron Pipeline Company - Argentina S.A. (EPCA). EPCA owns 25% of Compa<n~><i'>a de Inversiones de Energ<i'>a S.A. (CIESA) which in turn owns 70% of Transportadora de Gas del Sur S.A. (TGS), the entity that owns the pipeline system. EPP's power operations in the Philippines are conducted through its wholly owned subsidiary, Enron Power Philippines Corp. (EPPC). EPPC owns 50% of the outstanding stock of Subic Power Corp. and Batangas Power Corp., the entities that own the respective power plants. The Guatemala power operations are conducted through EPP's 50% ownership interest in Puerto Quetzal Power Corp.

On May 9, 1996, EPP acquired an indirect 49% limited partnership interest (and will, upon receipt of certain approvals, acquire a 1% general partnership interest) in Centragas - Transportadora de Gas de la Reg<i'>on Central de Enron Development & C<i'>a. S.C.A. (Centragas) in exchange for approximately 1.6 million common shares. Centragas is a Colombian limited partnership, formed to build, own and operate, for a 15-year period, a 357 mile, 18-inch natural gas pipeline and related facilities (the Colombia Pipeline) from Ballena on the northern coast of Colombia to Barrancabermeja in the central region of the country. In addition to EPP's interest discussed above, Tomen Corporation, a Japanese corporation (Tomen), and Promigas S.A., a Colombian corporation and the operator of the Colombia Pipeline (Promigas), each own a 25% limited partner interest in Centragas. Construction of the pipeline was completed and commercial operation was achieved on February 24, 1996. Empresa Colombiana de Petr<o'>leos (Ecopetrol), the state-owned oil company of Colombia,became obligated, as of February 24, 1996, to pay full tariffs to Centragas.

The Colombia Pipeline was developed under the terms of the Transportation Services Contract dated May 12, 1994 (the Centragas Transportation Services Contract), between Centragas and Ecopetrol. Pursuant to the Centragas Transportation Services Contract, Centragas built and will own the Colombia Pipeline and transport natural gas for Ecopetrol for a period of 15 years from the commencement of commercial operations (February 24, 1996) and, at the end of this 15-year period, transfer the Colombia Pipeline to Ecopetrol "as is" for a payment equal to $500,000 plus 1% of the construction costs of the Colombia Pipeline, subject to adjustment in certain cases. The Centragas Transportation Services Contract provides that Ecopetrol will pay two monthly tariffs, an availability tariff generally designed to cover debt service, certain taxes and return of, and on, equity for Centragas and a transportation tariff generally designed to cover the operation and maintenance costs of the Colombia Pipeline. The full amount of the tariffs are payable without regard to the amount of gas Ecopetrol delivers to the Colombia Pipeline. The tariffs are payable in Colombian pesos but the majority of the tariffs are denominated in U.S. dollars and Ecopetrol is obligated to indemnify Centragas against all losses, costs and expenses resulting from conversion or devaluation of Colombian pesos in connection with the U.S. dollar-denominated portion of the tariffs.

The Colombia Pipeline includes 21 lateral lines along the mainline to connect with distribution networks, a dehydration facility and two metering stations. The Colombia Pipeline has an initial design capacity of approximately 3.1 MMm{3}/d (110 MMcf/d) at an inlet pressure of 1200 pounds per square inch, without compression. Demand for gas from the Colombia Pipeline is initially expected to come from Ecopetrol's refinery at Barrancabermeja, which has the capacity to use approximately 2.1 MMm{3}/d (75 MMcf/d).

Promigas,   a   publicly-traded  Colombian  company  involved  in  natural  gas transportation and distribution in Colombia, operates and maintains the Colombia Pipeline for the 15-year operational period in accordance with the requirements of the Centragas Transportation Services Contract pursuant to an Operations and Maintenance Contract between Centragas and Promigas. Promigas is Colombia's largest natural gas pipeline company, transporting approximately 69% of the natural gas consumed in Colombia in 1993. Excluding the Colombia Pipeline, Promigas currently operates approximately 910 km (565 miles) of gas pipelines in Colombia with a capacity in its principal pipeline of approximately 9.1 MMm{3}/d (320 MMcf/d). On January 31, 1996, a wholly owned indirect subsidiary of Enron acquired Ecopetrol's approximate 39% equity interest in Promigas, making Enron the largest shareholder of Promigas.

Centragas has obtained project debt financing of $172 million through the issuance in the international capital markets of Senior Secured Notes due 2010 (the "Notes"). The Notes have a 16-year maturity and an interest rate of 10.65% per year. The Notes are collateralized by substantially all of the assets of Centragas. Centragas is subject to certain dividend payment restrictions in connection with the project financing.

On June 18, 1996, EPP acquired an indirect 50% limited partnership interest in Smith/Enron Cogeneration Limited Partnership (SECLP) and Smith/Enron O&M Limited Partnership (SEOM), which own and provide services, respectively, to a 185 megawatt power project in the Dominican Republic (the Puerto Plata Plant), in exchange for approximately 1.9 million common shares. Smith Cogeneration International, Inc. owns the remaining 50% of SECLP and SEOM.

The Puerto Plata Plant was developed under the terms of the Electric Energy Supply and Sales Contract dated July 26, 1993, as amended (the Puerto Plata Energy Supply Contract), with Corporaci<o'>n Dominicana de Electricidad (CDE), the semi-autonomous government agency which provides electric services to the Dominican Republic, and the Government of the Dominican Republic. Pursuant to the Puerto Plata Energy Supply Contract, SECLP will own and SEOM will operate the Puerto Plata Plant and will provide plant capacity and electricity to CDE for a period of 19 years from the date combined cycle commercial operation began (January 16, 1996), with the option for CDE to extend for one year. The Puerto Plata Energy Supply Contract provides that CDE will pay fixed capacity payments (subject to reduction if availability falls below 90% or if capacity is less than 185 megawatt based on periodic testing), fixed and variable operation and maintenance payments and an energy payment providing for a pass-through of the Puerto Plata Plant's fuel costs with such pass-through being subject to certain limitations. The capacity payments are designed to cover debt service and return of, and on, equity for SECLP, and the operations and maintenance payments are designed to cover the operation and maintenance costs of the Puerto Plata Plant. CDE has the option of paying its obligations under the Puerto Plata Energy Supply Contract in U.S. dollars or an equivalent amount of Dominican Republic pesos based on the prevailing rate of exchange in the Dominican Republic banking exchange market. SECLP has arranged to convert the Dominican Republic pesos into U.S. dollars through short-term agreements with commercial banks. The Puerto Plata Energy Supply Contract provides that CDE must indemnify SECLP for any losses incurred by SECLP as a result of the inability to convert or delay in converting Dominican Republic pesos to U.S. dollars.

SECLP has arranged a total of $153 million in project debt financing for the Puerto Plata Plant at interest rates ranging from 6.85% to 16% and final maturities ranging from ten to 13.5 years. The debt is collateralized by substantially all of the assets of the Puerto Plata Plant. SECLP is subject to certain dividend payment restrictions in connection with the project financing.


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

EPP records as cash equivalents all highly liquid short-term investments with original maturities of three months or less. From time to time, EPP invests excess funds with Enron Corp. affiliates under promissory notes payable on demand at market interest rates. At June 30, 1996, approximately $27.5 million was invested using such notes. Such amounts are classified as cash equivalents.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED



All monetary amounts presented in tables herein are expressed in thousands, except per share amounts.

Certain prior period amounts have been reclassified to conform with the current presentation.


3. SHAREHOLDERS' EQUITY

On June 14, 1996, EPP paid a quarterly cash dividend of $0.22 per share.


4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

EPP's investments in and advances to unconsolidated subsidiaries and the changes in such balances are as follows:

                                             PIPELINE      POWER       TOTAL
Balance at December 31, 1995                $  97,609   $  62,012   $  159,621
Equity in Earnings                             16,529       7,855       24,384
Acquisitions                                   22,422      30,531       52,953
Distributions                                (13,100)     (3,149)     (16,249)
Amortization of Excess Investment                 -         (181)        (181)

Balance at June 30, 1996                    $ 123,460   $  97,068   $  220,528


At June 30, 1996, EPP's share of undistributed earnings of its pipeline and power subsidiaries totaled approximately $13.5 million and $18.6 million, respectively. In the first six months of 1996, EPPC received $3.1 million in dividends from its Philippine power operations. On March 6, 1996, TGS declared a semiannual dividend of 0.095 Argentine pesos per share which was paid on March 20, 1996. As a result, EPCA received $10.5 million in dividends from CIESA. Additionally, on June 11, 1996, CIESA paid a special dividend of $10.4 million, of which EPCA's share was $2.6 million. Amortization of excess investment relates to the amortization, over 19 years, of the difference between equity contributions to SECLP and 50% of the equity of SECLP.


5. Acquisitions

Acquisitions of projects from Enron Corp. are transactions between entities under common control that are accounted for similar to the pooling of interests method of accounting using the historical carryover basis and restating historical results to include the results of acquired projects. The consolidated statement of income for the three and six months ended June 30, 1996, reflects equity in earnings from Centragas of $1.6 million and $4.4 million, respectively (approximately $1.3 million and $2.8 million,

                     ENRON GLOBAL POWER & PIPELINES L.L.C.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED



respectively, of which are related to an early completion bonus), and equity in earnings from SECLP of $1.2 million and $2.6 million, respectively. In addition, the consolidated statement of income for the three and six months ended June 30, 1996, reflects expenses of approximately $1.0 million and $1.9 million, respectively, associated with the acquisitions of Centragas and SECLP and $0.1 million and $0.3 million, respectively, of withholding taxes in Colombia that will be paid upon distribution of earnings from Centragas.

In addition to the acquisitions of Centragas and SECLP discussed above, EPP acquired a note payable and accrued interest from SECLP to Enron Development Corp. At June 18, 1996, the note had a face value of approximately $10.8 million and a stated interest rate of 13.5%. The note is due in 15 equal principal payments plus accrued interest beginning December 15, 1996. EPP recorded the note at its market value of approximately $8.5 million plus accrued interest.


6. SUPPLEMENTAL CASH FLOW INFORMATION

During the second quarter of 1996, noncash investing activities included the issuance of approximately 3.5 million shares of common stock in exchange for assets totaling approximately $53.0 million related to the Centragas and SECLP and SEOM acquisitions discussed above.


7. SUBSEQUENT EVENTS

On July 31, 1996, EPCA borrowed $117.5 million from Enron Corp. and purchased an additional 12.5% interest in CIESA from the Argentine Private Development Trust Company Limited (APDT) for $117.5 million. The note bears interest at one month London Interbank Offering Rate plus 0.75% with interest due monthly and principal due September 30, 1997. Perez Companc S.A., another shareholder in CIESA, also purchased an additional 12.5% interest in CIESA from APDT. On August 1, 1996, Enron Corp. and Perez Companc S.A. each agreed to purchase a 12.5% interest in CIESA from Citicorp Equity Investments S.A., and EPCA agreed to sell to Enron Corp. by August 31, 1996, a 4 1/6% interest in CIESA for approximately $39 million plus interest until closing. After consummation of all of the above mentioned transactions, CIESA will be owned 50% by Perez Companc S.A., 33 1/3% by EPCA and 16 2/3% by Enron Corp., however, voting rights will be owned 50% by Perez Companc S.A. and 50% by EPCA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      PRIMARY ASSETS AND SOURCES OF EARNINGS AND CASH

      The primary assets of Enron Global Power & Pipelines L.L.C. ("EPP"), a Delaware limited liability company owned approximately 59% by Enron Corp. (together with its subsidiaries, "Enron") at June 30, 1996, are its interests in 50% or less owned companies ("Project Companies") which it holds directly or indirectly through wholly owned subsidiaries. EPP accounts for its interests in the Project Companies under the equity method of accounting and records its proportionate share of the earnings or losses of the Project Companies. The operations of the Project Companies are EPP's primary source of earnings. EPP also receives technical assistance fees, paid by Project Companies to certain wholly owned subsidiaries of EPP, primarily by Transportadora de Gas del Sur S.A. ("TGS") to Enron Pipeline Company - Argentina S.A. ("EPCA"). EPP's primary source of cash is dividends paid by the Project Companies and technical assistance fees. Declaration and payment of such dividends are at the sole discretion of the boards of directors of the Project Companies and are subject to operating profitability of the Project Companies and certain restrictions including among others, restrictions on the distribution of cash under applicable credit agreements and government imposed currency restrictions, if any.

RESULTS OF OPERATIONS OF EPP

      General

      For the six months ended June 30, 1996, EPP's technical assistance fees and equity in earnings from its Argentine, Colombian and Philippine operations constituted approximately 57%, 15% and 13%, respectively, of EPP's technical assistance fees and equity in earnings. As of June 30, 1996, Argentine and Philippine assets accounted for approximately 42% and 23%, respectively, of EPP's assets. As a result, if Argentine, Colombian or Philippine operations were materially and adversely affected, EPP's financial condition and results of operations could be materially and adversely affected. See "Pipeline Operations" and "Power Operations" below for the results of operations of EPP's unconsolidated subsidiaries.

      Acquisitions of projects from Enron are transactions between entities under common control that are accounted for similar to the pooling of interests method of accounting using the historical carryover basis and restating historical results to include the results of acquired projects. The statement of income for the three and six months ended June 30, 1996, reflects $1.6 million and $4.4 million, respectively, of equity in earnings from Centragas - Transportadora de Gas de la Reg<i'>on Central de Enron Development & C<i'>a. S.C.A. ("Centragas") and $1.2 million and $2.6 million, respectively, of equity in earnings from Smith/Enron Cogeneration Limited Partnership and Smith/Enron O&M Limited Partnership (collectively, "SELP"). Additionally, the three and six months ended June 30, 1996, include $1.0 million and $1.9 million, respectively, of acquisition related expenses and $0.1 million and $0.3 million, respectively, of withholding taxes in Colombia. Approximately $1.3 million and $2.9 million of the equity in earnings are due to an early completion bonus earned at Centragas in the three and six months ended June 30, 1996, respectively. Centragas and SELP were not in full commercial operation during the first half of 1995.


      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 VS. THE THREE MONTHS ENDED JUNE 30, 1995

      TECHNICAL ASSISTANCE FEES AND EQUITY IN EARNINGS. Technical assistance fees and equity in earnings increased $3.8 million (35%) in the second quarter of 1996, compared to the second quarter of 1995. The increase is primarily due to earnings resulting from the acquisitions of Centragas and SELP and increased fees and earnings in Argentina.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.4 million (22%) in the second quarter of 1996 compared to the second quarter of 1995 primarily due to lower expenses at EPP headquarters and in the Philippines.

      OTHER INCOME (EXPENSES), NET. Other income (expenses), net was $0.2 million of income in the second quarter of 1995 compared to $0.5 million of expense in the second quarter of 1996. The $0.7 million net increase in expenses was primarily due to acquisition related expenses totaling $1.0 million partially offset by increased interest income in the Philippines.

      INCOME TAXES. Income taxes increased $0.1 million (14%) for the second quarter of 1996 compared to the second quarter of 1995 primarily due to withholding taxes in Colombia. The income of EPP is not taxable to EPP; however, EPCA and Enron Power Philippines Corp. ("EPPC"), wholly owned subsidiaries of EPP, are taxable entities in their respective local jurisdictions. The effective tax rate paid by these subsidiaries is less than the statutory rate because a majority of the income of these subsidiaries relates to ownership of equity investments, which is not subject to tax; however, EPCA is subject to taxes (30%) on the technical assistance fees it receives from TGS. Dividends paid to EPP from EPPC and Centragas are subject to certain withholding taxes of 15% and 7%, respectively.

      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 VS. THE SIX MONTHS ENDED JUNE 30, 1995

      TECHNICAL ASSISTANCE FEES AND EQUITY IN EARNINGS. Technical assistance fees and equity in earnings increased $9.0 million (43%) in the first half of 1996, compared to the first half of 1995. The increase is primarily due to earnings resulting from the acquisitions of Centragas and SELP and increased fees and earnings in Argentina.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.2 million (5%) in the first half of 1996 compared to the first half of 1995 primarily due to lower expenses at EPP headquarters and in the Philippines.

      OTHER INCOME (EXPENSES), NET. Other income (expenses), net was $0.5 million of income in the first half of 1995 compared to $1.4 million of expense in the first half of 1996. The $1.8 million net increase in expenses was primarily due to acquisition related expenses totaling $1.9 million partially offset by increased interest income in the Philippines.

      INCOME TAXES. Income taxes increased $0.4 million (19%) for the first half of 1996 compared to the first half of 1995 primarily due to withholding taxes in Colombia.

LIQUIDITY AND CAPITAL RESOURCES OF EPP

      PRIMARY CASH REQUIREMENTS

      The primary cash requirements of EPP are the repayment of debt, the payment of dividends to its shareholders and general and administrative expenses, including overhead and costs incurred under an Administrative Services Agreement between EPP and Enron. EPP may also use cash to satisfy its payment obligations, if any, under various shareholder and credit agreements relating to the Project Companies and under a Master Contribution Agreement among EPP, Enron and certain of their subsidiaries (the "Contribution Agreement"). Pursuant to the Contribution Agreement, Enron maintains certain commitments on behalf of EPP for the benefit of certain Project Companies, as required by project lenders and certain other third parties. Because EPP replaced Enron as a shareholder of the Project Companies, in most instances EPP has agreed to indemnify Enron against liabilities that may be incurred under such commitments. Although these indemnity obligations could result in certain otherwise nonrecourse liabilities becoming recourse to EPP, EPP believes the events which would trigger liability are remote, and therefore does not expect these obligations to create any additional liability. If, however, EPP were required to make significant payments to Enron under the Contribution Agreement, EPP believes it would be able to obtain financing for such payments from Enron or other sources, or would be able to cause its subsidiaries to pay to EPP cash dividends sufficient to make such payments, if necessary. There can be no assurance, however, that sufficient dividends, or funds from other sources, would be available for such purpose. On June 15, 1996, EPP paid a quarterly dividend of approximately $4.9 million or $0.22 per share.

      On July 31, 1996, EPCA borrowed $117.5 million from Enron to purchase an additional 12.5% interest in Compa<n~>ia de Inversiones de Energ<i'>a S.A.("CIESA") for $117.5 million. The note bears interest at one month London Interbank Offering Rate plus 0.75% with interest due monthly and principal due September 30, 1997. EPCA has agreed to sell a 4 1/6% interest in CIESA to Enron by August 31, 1996, for $39 million and use the proceeds to repay a portion of the $117.5 million debt.

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

      In the first six months of 1996, Subic Power Corp. ("Subic") and Batangas Power Corp. ("Batangas") paid $1.3 million and $5.0 million in dividends, respectively, of which EPPC received approximately $3.1 million. EPCA received $13.1 million in dividends from CIESA in the first six months of 1996.

      LONG-TERM FINANCING POLICY

      EPP's business strategy is to generate long-term growth in earnings, cash flow and dividends per share by acquiring interests in additional power and natural gas pipeline projects from Enron and third parties. EPP currently expects to fund any such acquisitions from Enron by issuing additional common shares and to fund acquisitions from third parties with a combination of common shares, cash or debt. EPP believes that it will have sufficient cash to meet its obligations for the foreseeable future.

PIPELINE OPERATIONS

      Equity in earnings of the pipeline operations represents EPP's 25% interest in CIESA, which owns 70% of TGS, and EPP's 50% interest in Centragas which EPP acquired in May 1996 and which began full commercial operation in February 1996. See "Results of Operations of EPP-General."

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 VS. THE THREE MONTHS ENDED JUNE 30, 1995

      Presented below is the second quarter of 1996 and 1995 consolidated information for CIESA combined with Centragas on a U.S. Generally Accepted Accounting Principles ("GAAP"), historical U.S. dollar, 100% ownership basis.


                                                   THREE MONTHS ENDED JUNE 30,
(IN THOUSANDS)                                          1996            1995
Transportation revenues                           $  104,932        $  85,812
Processing revenues                                   11,779            9,918

   Total Revenues                                    116,711           95,730
Operating, administrative and selling expenses      (33,562)         (30,100)
Interest income                                        1,793            1,723
Interest expense, net of capitalized interest       (22,287)         (15,888)
Other income (expense), net                            (294)            (333)

   Income Before Minority Interest
     and Income Taxes                                 62,361           51,132
Minority interest                                   (12,551)         (11,340)
Income tax expense                                  (22,337)         (17,458)

   Net Income                                         27,473           22,334

EPP's Equity in Earnings of Pipeline Operations   $    7,674        $   5,584


      TRANSPORTATION REVENUES. Transportation revenues increased $19.1 million (22%) primarily due to the operations of Centragas ($17.1 million). At TGS, firm transportation revenues increased $3.0 million (4%) in the second quarter of 1996 compared to the same period in 1995 primarily due to an increase in firm contracted capacity made possible by the June 1995 expansion of transportation capacity along the General San Mart<i'>n pipeline by 45.9 million cubic feet per day and a 3.2% tariff increase in July 1995 net of a 0.16% tariff decrease effective January 1, 1996. These increases in revenues were partially offset by a reduction in gas transportation billings to reflect lower payroll taxes and the exercise of certain step down rights by Gas Natural BAN S.A. ("BAN"). Interruptible transportation revenues decreased $0.9 million (34%) for the second quarter of 1996 compared to the same period in 1995.

      PROCESSING REVENUES. During the second quarter of 1996, processing revenues increased by $1.9 million (19%) primarily due to increased volumes and increased average prices for propane and butane in Argentina. Centragas does not generate any processing revenues.

      OPERATING, ADMINISTRATIVE AND SELLING EXPENSES. Operating expenses, consisting primarily of labor, depreciation, technical assistance and other professional fees and operation and maintenance expense, increased $3.5 million (12%) for the second quarter of 1996 as compared to the same period in 1995 due to the operations of Centragas ($4.6 million). The increase was partially offset by decreased expenses at TGS resulting from improved operating efficiencies partially offset by higher depreciation, resulting from capital expenditures for pipeline expansion in 1995 and higher technical assistance fees as a result of higher operating income.

      INTEREST INCOME. Interest income was relatively unchanged in the second quarter of 1996 compared to the same period in 1995.

      INTEREST EXPENSE, NET OF CAPITALIZED INTEREST. Interest expense, net of capitalized interest, increased $6.4 million (40%) during the second quarter of 1996 compared to 1995 primarily due to the operations of Centragas ($4.4 million). The increase from Argentine operations is primarily due to $1.7 million (10%) of higher interest expense as a result of the increase in average indebtedness at TGS and higher interest rates at CIESA. In addition, capitalized interest decreased $0.3 million (23%) due to lower capital expenditures during the second quarter of 1996.

      INCOME TAX EXPENSE. Income tax expense in the second quarter of 1996 increased $4.9 million (28%) compared to the second quarter of 1995, primarily due to the operations of Centragas ($4.7 million). The statutory tax rate in Argentina is 30% of taxable net income, calculated according to Argentine tax regulations which differ in certain respects from accounting practices followed under Argentine GAAP for the preparation of financial statements. The statutory tax rate in Colombia is 35% of taxable net income, calculated according to Colombian tax regulations. The effective tax rate for Centragas differs from the statutory tax rate primarily due to the effects of inflation and foreign currency exchange fluctuations.

      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 VS. THE SIX MONTHS ENDED JUNE 30, 1995

      Presented below is the first half of 1996 and 1995 consolidated information for CIESA combined with Centragas on a U.S. GAAP, historical U.S. dollar, 100% ownership basis.


                                                     SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS)                                          1996            1995
Transportation revenues                           $  205,963        $ 169,460
Processing revenues                                   22,725           20,133

   Total Revenues                                    228,688          189,593
Operating, administrative and selling
  expenses                                          (66,337)         (58,014)
Interest income                                        3,364            3,426
Interest expense, net of capitalized interest       (42,582)         (30,559)
Other income, net                                      1,065              501

   Income Before Minority Interest
     and Income Taxes                                124,198          104,947
Minority interest                                   (25,280)         (22,833)
Income tax expense                                  (41,554)         (39,022)

     Net Income                                       57,364           43,092

EPP's Equity in Earnings of Pipeline Operations   $   16,529        $  10,773


      TRANSPORTATION REVENUES. Transportation revenues increased $36.5 million (22%) primarily due to the operations of Centragas ($32.1 million). At TGS, firm transportation revenues increased $4.6 million (3%) in the first half of 1996 as compared to the same period in 1995 primarily due to an increase in firm contracted capacity as a result of the previously discussed General San Mart<i'>n pipeline expansion and a 3.2% reduction in gas transportation billings which took effect July 1, 1995, net of a 0.16% tariff decrease effective January 1, 1996. The increases were partially offset by a reduction in gas transportation billings to reflect lower payroll taxes and by lower revenues resulting from step down rights exercised by BAN. Interruptible transportation revenues were relatively unchanged for the second half of 1996 compared to the same period in 1995.

      PROCESSING REVENUES. Processing revenues increased $2.6 million (13%) in the first six months of 1996 compared to the same period in 1995 primarily due to higher gas liquids volumes and average prices in Argentina. Centragas does not generate any processing revenues.

      OPERATING, ADMINISTRATIVE AND SELLING EXPENSES. Operating expenses, consisting primarily of labor, depreciation, technical assistance and other professional fees, and operation and maintenance expense, increased $8.3 million (14%) for the second half of 1996 as compared to the same period in 1995. The increase is primarily due to the operations of Centragas ($8.3 million) with operating, administrative and selling expenses at TGS remaining relatively unchanged.

      INTEREST INCOME. Interest income remained relatively unchanged for the six months ended June 30, 1996, compared to the same period in 1995.

      INTEREST EXPENSE, NET. Interest expense is net of capitalized interest. Interest expense increased $12 million (39%) in the first six months of 1996 compared to the same period in 1995 primarily as a result of the operations of Centragas ($8.1 million), and higher outstanding debt at TGS and higher interest rates at CIESA. Capitalized interest decreased $0.8 million (34%) in the first six months of 1996 compared to the first six months of 1995 due to lower capital expenditures during the first half of 1996.

      INCOME TAX EXPENSE. Income tax expense in the first six months of 1996 increased $2.5 million (6%) compared to the first six months of 1995. The increase was primarily due to the operations of Centragas ($6.8 million) partially offset by a decrease at TGS due to a one time payment of $4.9 million in April 1995 under a tax amnesty program offered by the Argentine tax authority to settle certain income tax issues.

      LIQUIDITY AND CAPITAL RESOURCES OF PIPELINE OPERATIONS

      In May 1996, CIESA entered into a bridge loan facility for $220 million with a group of banks led by Goldman Sachs & Co. and Societe Generale. The proceeds were used to retire the $215 million loan agreement with Morgan Guaranty Trust Company of New York which expired in May 1996.

      Recently TGS filed a $350 million shelf registration with the Securities and Exchange Commission in order to issue debt securities from time to time in the United States. Under Argentine law, TGS established a Global Program approved by the Comisi<o'>n Nacional de Valores. During April 1996, TGS issued $150 million of bonds with an effective annual interest rate of 9.6% for a term of five years as part of its Global Program. Approximately $100 million of the proceeds were used to retire short-term debt and the remainder for other corporate purposes.

      TGS believes that cash flows from operations supplemented with external debt financing will provide sufficient liquidity to fund its capital expenditures, pay dividends, cover its debt service and provide sufficient working capital.

      As  of  June  30, 1996, CIESA's total  capitalization  amounted  to  $1.5 billion. Total capitalization was comprised of debt of $865 million, shareholders' equity of $377 million and minority interest of $277 million. Debt as a percentage of total capitalization increased from 56% at December 31, 1995, to 57% at June 30, 1996.

POWER OPERATIONS

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 VS. THE THREE MONTHS ENDED JUNE 30, 1995


      Presented below is a summary of income statement information for the combined power operations of the Subic, Batangas, Puerto Quetzal Power Corp. ("PQPC") and SELP plants. SELP was acquired by EPP in June 1996 and began full commercial operations in January 1996. See "Results of Operations of EPP-General."


                                                  THREE MONTHS ENDED JUNE 30,
(IN THOUSANDS)                                        1996             1995
Capacity revenues                                 $   33,351      $     23,020
Variable revenues                                     16,173             8,964
   Total Revenues                                     49,524            31,984
Fuel costs                                            11,749             5,315
Operating and administrative expenses                  9,635             7,567
Depreciation and amortization                          8,868             6,914
   Net Operating Income                               19,272            12,188
Interest expense, net                                  9,494             5,346
Other expense, net                                       403               553
   Income Before Income Taxes                          9,375             6,289
Income tax expense                                       914               783
   Net Income                                     $    8,461      $      5,506

EPP's Equity in Earnings of Power Operations      $    4,231      $      2,753


      Revenues. The majority of each Project Company's revenue is attributable to payments tied to the capacity of the respective plant, based either on annual availability (the Subic and Batangas plants) or periodic capacity tests (the PQPC and SELP plants). Capacity revenues increased $10.3 million (45%) in the second quarter of 1996 compared to the second quarter of 1995 primarily due to the operations of the SELP plant ($9.3 million).

      The second type of payment, an energy fee, varies directly with actual output and, under the current cost structures of the plants, essentially covers variable costs. The variable revenues increased $7.2 million (80%) in the second quarter of 1996 compared to the second quarter of 1995. The increase is primarily due to the operations of the SELP plant ($8.0 million) partially offset by lower fuel revenues resulting from decreased sales at the PQPC plant.

      FUEL COSTS. Fuel costs are the expense for the fuel used in the PQPC and SELP plants. An Enron affiliate supplies fuel to the PQPC plant and SELP at market based rates. Total fuel costs increased $6.4 million (121%) in the second quarter of 1996 compared to the second quarter of 1995. The increase was primarily due to the operations of the SELP plant ($7.4 million) partially offset by lower fuel use related to decreased sales at PQPC discussed above. Fuel is provided to the Subic and Batangas plants by their customer, National Power Corporation, at no cost.

      OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses increased $2.1 million (27%) in the second quarter of 1996 compared to the second quarter of 1995. The increase was primarily due to the operations of the SELP plant ($1.5 million) and additional maintenance performed as part of the connecting rod replacement program at the Subic and Batangas plants, partially offset by lower fees resulting from certain contract amendments at the PQPC plant.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.0 million (28%) in the second quarter of 1996 as compared to the second quarter of 1995. The increase was due primarily to the operations of the SELP plant ($1.9 million).

      INTEREST EXPENSE, NET. Interest expense, net increased $4.1 million (78%) in the second quarter of 1996 compared to the second quarter of 1995. The increase is primarily due to the operations of the SELP plant ($3.8 million).

      OTHER EXPENSE, NET. Other expense, net decreased $0.2 million (27%) primarily due to an insurance deductible incurred at the Subic plant in 1995.

      INCOME TAX EXPENSE. Income tax expense increased $0.1 million primarily due to increased pretax net income from PQPC (38.75% tax rate). Income tax expense is the tax on the power plants in their respective local jurisdictions. On an aggregate basis, the effective tax rate for the Philippine power plants is less than the statutory rate due to the Subic and Batangas plants being granted certain income tax holidays and concessions that range from six to 15 years. PQPC is organized as a U.S. domiciled company with a foreign branch office. SELP has been granted an income tax holiday for the life of the project.

      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 VS. THE SIX MONTHS ENDED JUNE 30, 1995

      Presented below is a summary of income statement information for the combined power operations of the Subic, Batangas, PQPC and SELP plants.

                                                     SIX MONTHS ENDED JUNE 30,

(IN THOUSANDS)                                          1996           1995
Capacity revenues                                  $    63,325      $  45,912
Variable revenues                                       37,524         17,472
     Total Revenues                                    100,849         63,384

Fuel costs                                              27,637         10,252
Operating and administrative expenses                   18,193         16,177
Depreciation and amortization                           17,741         13,637
   Net Operating Income                                 37,278         23,318
Interest expense, net                                   18,241         11,572
Other expense, net                                       1,148            417
   Income Before Income Taxes                           17,889         11,329
Income tax expense                                       2,180            928
   Net Income                                      $    15,709      $  10,401

EPP's Equity in Earnings of Power Operations       $      7,855     $   5,201

      REVENUES. Capacity revenues increased $17.4 million (38%) in the first half of 1996 compared to the first half of 1995 primarily due to the operations of the SELP plant ($17.3 million).

      The variable revenues increased $20.1 million (115%) in the first half of 1996 compared to the first half of 1995. The increase is primarily due to the operations of the SELP plant ($19.5 million) and increased sales and higher fuel revenue as a result of increases in the price of fuel used to calculate fuel revenue at the PQPC plant.

      FUEL COSTS. Total fuel costs increased $17.4 million (170%) in the first half of 1996 compared to the first half of 1995. The increase was primarily due to the operations of the SELP plant ($17.6 million).

      OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses increased $2.0 million (12%) in the first half of 1996, compared to the first half of 1995. The increase was primarily due to the operations of the SELP plant ($2.6 million) partially offset by lower fees resulting from certain contract amendments at the PQPC plant.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $4.1 million (30%) in the first half of 1996 as compared to the first half of 1995. The increase was primarily due to the operations of the SELP plant ($3.6 million).

      INTEREST EXPENSE, NET. Interest expense, net increased $6.7 million (58%) in the first half of 1996 compared to the first half of 1995. The increase is primarily due to the operations of the SELP plant ($7.3 million) partially offset by a lower interest rate for PQPC resulting from an interest rate swap to fix floating rate debt.

      OTHER EXPENSE, NET. Other expense, net increased $0.7 million primarily due to an insurance deductible incurred at the Batangas plant and the operations of the SELP plant ($0.4 million).

      INCOME TAX EXPENSE. Income tax expense increased $1.3 million primarily due to increased pretax net income from PQPC (38.75% tax rate).

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

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

      The statements in this Form 10-Q that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Although EPP believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political developments in foreign countries, the timing and success of Enron's efforts to develop international power, pipeline and other infrastructure projects and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

PART II.                                     OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders of EPP was held on May 14, 1996, in Houston, Texas, for the purpose of electing a board of directors and ratifying the appointment of auditors. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitation.

        All of management's nominees for directors as listed in the proxy statement were elected as follows:


                                    Shares              Shares
      NOMINEE                       FOR                 WITHHELD
      James V. Derrick, Jr.        17,507,830            7,875
      Rodney L. Gray               17,508,430            7,275
      Richard D. Kinder            17,508,430            7,275
      Brent Scowcroft              17,508,330            7,375
      Edmund P. Segner, III        17,508,330            7,375
      George S. Slocum             17,508,430            7,275
      Thomas C. Theobald           17,508,430            7,275

        The appointment of Arthur Andersen LLP as EPP's independent auditors for the year ending December 31, 1996, was approved by the following vote:
17,510,275 shares FOR; 700 shares AGAINST; and 4,730 shares ABSTAINING.


ITEM 5. OTHER MATTERS

        On July 30, 1996, EPP, through its subsidiary, EPCA, entered into a Stock Purchase Agreement among Argentina Private Development Trust Company Limited, EPCA and Maip<u'> Inversora S.A. ("Maip<u'>), a subsidiary of Perez Companc S.A. ("Perez"), whereby EPP and Perez agreed to acquire an additional 25% interest and other rights in CIESA for $235 million. The acquisition closed on July 31, 1996, with EPP and Perez each buying a 12 1/2% interest in CIESA. CIESA owns 70% of the common stock of TGS, a 4,104-mile gas pipeline system in Argentina. The pipeline is the largest in South America, with a capacity of 1.9 billion cubic feet of gas per day.

        Additionally, on July 31, 1996, EPP entered into an agreement among Enron Corp., Enron Holding Company L.L.C. ("EHC"), EPCA and EPP, whereby (a) Enron Corp. agreed to loan up to $117.5 million to EPP or a subsidiary thereof,
(b) EPP granted to EHC an option to acquire up to $47 million of EPP common shares (proceeds of which will be used to repay debt to Enron), and (c) EPP granted to Enron Corp. the right to acquire a 4 1/6% interest in CIESA from EPP for approximately $39 million (proceeds of which will be used to repay debt to Enron). Enron Corp. has exercised this right and this acquisition is expected to close by August 31, 1996.

        On August 1, 1996, Enron Corp. and Perez agreed to acquire from Citicorp Equity Investments S.A. ("CEI") a 25% interest and other rights in CIESA for a total of $249 million. Perez, through Maip<u'>, will acquire 12 1/2% of CIESA and Enron Corp. will acquire 12 1/2%. The transaction is expected to close in mid-November.

        EPP and Perez each currently owns a 37 1/2% interest in CIESA. As a result of the acquisition of the CEI interest in CIESA and the exercise of Enron Corp.'s right to acquire a 4 1/6% CIESA interest from EPP, which are subject to the approval of ENARGAS, the Argentine regulatory authority, and the fulfillment of certain requirements, Perez will hold 50% interest in CIESA, EPP will indirectly own 33 1/3% and Enron Corp. will beneficially indirectly own 16 2/3%. Voting rights with respect to the CIESA interests will be divided equally between Perez and EPP.

        It is impracticable for the Registrant to provide the financial statements required to be provided by Item 7 of Current Report on Form 8-K at this time, however, the Registrant shall provide the required statements under cover of Form 8-K as soon as practicable, but in any event not later than October 14, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.1 Indemnity Agreements dated as of May 15, 1996, between EPP and Thomas C. Theobald, George S. Slocum and Brent Scowcroft, individually.

        10.2 Enron Global Power & Pipeline L.L.C. 1994 Share Option Plan and First Amendment to Enron Global Power & Pipelines L.L.C. 1994 Share Option Plan dated February 13, 1996.

        10.3 Stock Purchase Agreement dated July 30, 1996, among Argentina Private Development Trust Company Limited, EPCA and Maip<u'>.

        10.4 Agreement Regarding CIESA Interest dated July 31, 1996, among Enron Corp., EHC, EPCA and EPP.

(b)     Reports on Form 8-K

        EPP filed Form 8-K on  (a) July 3, 1996, to announce the acquisition of
(i) all of the outstanding share capital from Enron Corp. affiliates of two companies collectively owning a 50% interest in the Puerto Plata, Dominican Republic power project (the "Project") and (ii) approximately $11 million principal amount of subordinated notes owed by the Project to Enron Corp. and
(b) July 23, 1996, to file the financial statements of Centragas.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 ENRON GLOBAL POWER & PIPELINES L.L.C.
                                         (Registrant)


Date:  August 14, 1996                   By     /S/ RODNEY L. GRAY
                                                  Rodney L. Gray
                                                Chairman, President and
                                                Chief Executive Officer




Date:  August 14, 1996                   By     /S/ PAULA H. RIEKER
                                                  Paula H. Rieker
                                                Vice President and
                                              Chief Financial Officer
                                            (Chief Accounting Officer)

                               INDEX TO EXHIBITS

   Exhibit
     NO.                                                     METHOD OF FILING

   10.1          Indemnity Agreements dated as of              Filed herewith
                 May 15, 1996, between EPP and                 electronically
                 Thomas C. Theobald, George S. Slocum
                 and Brent Scowcroft, individually.

   10.2          Enron Global Power & Pipeline L.L.C.          Filed herewith
                 1994 Share Option Plan and First              electronically
                 Amendment to Enron Global Power
                 & Pipelines L.L.C. 1994 Share Option
                 Plan dated February 13, 1996.

   10.3          Stock Purchase Agreement dated                Filed herewith
                 July 30, 1996, among Argentina                electronically
                 Private Development Trust Company
                 Limited, EPCA and Maip<u'>.

   10.4          Agreement Regarding CIESA Interest            Filed herewith
                 dated July 31, 1996, among Enron Corp.,       electronically
                 EHC, EPCA and EPP.