Form 10-Q/A
period 1996-06-30
ENRON GLOBAL POWER & PIPELINES LLC
filed 1996-08-16
CIK 931583

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


Date:  August 15, 1996                   By     /S/ RODNEY L. GRAY
                                                  Rodney L. Gray
                                              Chairman, President and
                                              Chief Executive Officer




Date:  August 15, 1996                   By     /S/ PAULA H. RIEKER
                                                  Paula H. Rieker
                                                Vice President and
                                              Chief Financial Officer
                                            (Chief Accounting Officer)