Form 10-Q
period 1996-09-30
ENRON GLOBAL POWER & PIPELINES LLC
filed 1996-11-01
CIK 931583

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                   FORM 10-Q

x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

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

      CLASS                                 OUTSTANDING AS OF OCTOBER 28,1996
   _____________                                _________________________
    Common Shares                                   24,384,186 shares



                       ENRON GLOBAL POWER & PIPELINES L.L.C.

                              TABLE OF CONTENTS


                                                                      PAGE NO.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Consolidated Statement of Income - Three Months Ended
                     September 30, 1996 and 1995 and Nine Months Ended
                     September 30, 1996 and 1995........................... 1

                  Consolidated Balance Sheet - September 30, 1996
                     and December 31, 1995................................. 2

                  Consolidated Statement of Cash Flows -
                     Nine Months Ended September 30, 1996 and 1995......... 3

                  Consolidated Statement of Changes in Shareholders'
                     Equity - Nine Months Ended September 30, 1996......... 4

                  Notes to Consolidated Financial Statements............... 5


         ITEM 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...................12


PART II. OTHER INFORMATION

         ITEM 4.  Submission of Matters to a Vote
                     of Security Holders...................................24

         ITEM 5.  Other Matters............................................24

         ITEM 6.  Exhibits and Reports on Form 8-K........................ 24


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     ENRON GLOBAL POWER & PIPELINES L.L.C.
                       CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)





                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                           ---------------------   -------------------
                                             1996       1995        1996       1995
--------------------------------------------------------------------------------------
Technical Assistance Fees                 $  3,106   $ 2,741     $ 8,414     $  7,459
Equity in Earnings of Unconsolidated
  Subsidiaries:
Pipeline operations                          5,890     6,272      22,419       17,045
Power operations                             4,019     2,633      11,676        7,834
                                          --------------------------------------------
Technical Assistance Fees
  and Equity in Earnings                    13,015    11,646      42,509       32,338
General and Administrative Expenses        (1,304)   (1,863)     (4,215)      (4,658)
Taxes Other Than Income                      (199)     (211)       (492)        (453)
Interest Expense                             (836)         -       (836)            -
Other Income, net                            1,359       675         478        1,125
                                          --------------------------------------------
Income Before Income Taxes                  12,035    10,247      37,444       28,352
Income Taxes                                 1,150     1,282       3,463        3,229
                                          --------------------------------------------
Net Income                                $ 10,885   $ 8,965     $ 33,981    $ 25,123
                                          ============================================
Net Income Per Common Share               $   0.45   $  0.43     $  1.41     $   1.21
                                          ============================================
Average Number of Common Shares
   Used in Computation                      24,371    20,840      24,141       20,840
                                          ============================================
The accompanying notes are an integral part of these consolidated financial statements.


                     ENRON GLOBAL POWER & PIPELINES L.L.C.
                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)





                                                     SEPTEMBER 30,      DECEMBER 31,
                                                         1996              1995
-------------------------------------------------------------------------------------
                                                      (Unaudited)
                 ASSETS
Current Assets
  Cash and cash equivalents                        $     27,228         $     23,364
  Accounts receivable                                     5,239                3,778
  Current portion of note receivable                        987                  -
                                                   ----------------------------------
        Total Current Assets                             33,454               27,142
                                                   ----------------------------------
Investments in and Advances to
  Unconsolidated Subsidiaries                           290,778              159,621
Note Receivable                                           7,526                  -
Other                                                     1,966                  950
                                                   ----------------------------------
Total Assets                                       $    333,724         $    187,713
                                                   ==================================

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                $      7,553         $      5,341
   Accrued taxes                                          1,814                2,481
   Current portion of note payable                       36,583                   -
                                                   ----------------------------------
        Total Current Liabilities                        45,950                7,822
                                                   ----------------------------------
Deferred Income Taxes                                     3,834                2,539
Note Payable                                             24,750                   -
Shareholders' Equity
   Common shares, no par value,
      200,000,000 shares authorized
      and 24,371,186 and 20,858,750
      shares issued and outstanding,
      respectively                                      219,478              156,607
   Retained earnings                                     39,712               20,745
                                                   ----------------------------------
        Total Shareholders' Equity                      259,190              177,352
                                                   ----------------------------------
Total Liabilities and Shareholders' Equity         $    333,724         $    187,713
                                                   ==================================

The accompanying notes are an integral part of these consolidated financial statements.



                     ENRON GLOBAL POWER & PIPELINES L.L.C.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           September 30,
                                                       -----------------------
                                                        1996           1995
------------------------------------------------------------------------------
Cash Flows From Operating Activities:

Reconciliation of net income
  to net cash flows from
  operating activities:
  Net income                                         $  33,981      $  25,123
  Equity in earnings of unconsolidated
   subsidiaries                                       (34,095)       (24,879)
  Distributions from unconsolidated
   subsidiaries                                         34,224         27,456
  Deferred income taxes                                  1,295          1,250
  Changes in components of working capital:
   Accounts receivable                                   (398)          2,915
   Accounts payable                                      2,172          1,048
   Accrued taxes                                         (667)           (92)
  Other, net                                             (939)            225
                                                     ------------------------
  Net Cash Flows From Operating Activities              35,573         33,046
                                                     ------------------------

Cash Flows From Investing Activities:

Net investments in and advances to
  unconsolidated subsidiaries                        (117,500)        (4,451)
Proceeds from sale of unconsolidated subsidiary         39,167            -
                                                     -----------------------
  Net Cash Flows Used in Investing Activities         (78,333)        (4,451)
                                                     -----------------------

Cash Flows From Financing Activities:

Common Shares Issued                                       179            -
Proceeds from long-term debt                           117,500            -
Payment of long-term debt                             (56,167)            -
Dividends paid                                        (14,888)       (12,817)
                                                     -----------------------
  Net Cash Flows Provided by (Used in)
  Financing Activities                                  46,624       (12,817)


Increase in Cash and Cash Equivalents                    3,864         15,778
Cash and Cash Equivalents, Beginning of Period          23,364          6,570
                                                     ------------------------
Cash and Cash Equivalents, End of Period             $  27,228      $  22,348
                                                     ========================
Supplemental Cash Flow Information:
  Cash Paid for Income Taxes                         $   3,045      $   1,125
                                                     ========================
  Cash Paid for Interest                             $   1,484      $     -
                                                     ========================

The accompanying notes are an integral part of these consolidated financial statements.


                     ENRON GLOBAL POWER & PIPELINES L.L.C.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (UNAUDITED)




                                                              SHAREHOLDERS' EQUITY
                                                            ------------------------
                                                            COMMON          RETAINED
                                                            SHARES          EARNINGS
------------------------------------------------------------------------------------
Balance at December 31, 1995                             $   156,607       $  20,745
Net Income                                                      -             33,981
Dividends                                                       -            (14,888)
Issuances for Acquisitions                                    91,513            (126)
Excess of Fair Value of Assets Acquired over
  Affiliate's Basis                                         (28,821)               -
Issuances for Stock Options                                      179               -
                                                         ---------------------------
Balance at September 30, 1996                            $   219,478       $  39,712
                                                         ===========================

The accompanying notes are an integral part of these consolidated financial statements.





                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION

Enron Global Power & Pipelines L.L.C. (EPP), a Delaware limited liability company, initially owned interests in a natural gas pipeline system in Argentina, two power plants in the Philippines and a power plant in Guatemala. EPP's pipeline operations in Argentina are conducted through its wholly owned subsidiary, Enron Pipeline Company - Argentina S.A. (EPCA). EPCA owns 25% of Compa<n~><i'>a de Inversiones de Energ<i'>a S.A. (CIESA), which in turn owns 70% of Transportadora de Gas del Sur S.A. (TGS), the entity that owns the pipeline system. EPP's power operations in the Philippines are conducted through its wholly owned subsidiary, Enron Power Philippines Corp. (EPPC). EPPC owns 50% of the outstanding stock of Subic Power Corp. (SPC) and Batangas Power Corp.(BPC), the entities that own the respective power plants. The Guatemala power operations are conducted through EPP's 50% ownership interest in Puerto Quetzal Power Corp.

On May 9, 1996, EPP acquired an indirect 49% limited partnership interest (and may, upon receipt of certain approvals, acquire a 1% general partnership interest) in Centragas - Transportadora de Gas de la Reg<i'>on Central de Enron Development & C<i'>a. S.C.A. (Centragas) in exchange for approximately 1.6 million common shares from a wholly owned subsidiary of Enron Corp. Centragas is a Colombian limited partnership, formed to build, own and operate, for a 15-year period, a 357-mile, 18-inch natural gas pipeline and related facilities (the Colombia Pipeline) from Ballena on the northern coast of Colombia to Barrancabermeja in the central region of the country. In addition to EPP's interest discussed above, Tomen Corporation, a Japanese corporation, and Promigas S.A. (Promigas), a Colombian corporation and the operator of the Colombia Pipeline, each own a 25% limited partner interest in Centragas. Construction of the pipeline was completed and commercial operations were achieved on February 24, 1996. Empresa Colombiana de Petr<o'>leos (Ecopetrol), the state-owned oil company of Colombia, became obligated, as of February 24, 1996, to pay full tariffs to Centragas.

The Colombia Pipeline was developed under the terms of the Transportation Services Contract dated May 12, 1994 (the Centragas Transportation Services Contract), between Centragas and Ecopetrol. Pursuant to the Centragas Transportation Services Contract, Centragas built and will own and operate the Colombia Pipeline and transport natural gas for Ecopetrol for a period of 15 years from the commencement of commercial operations (February 24, 1996) and, at the end of this 15-year period, will transfer the Colombia Pipeline to Ecopetrol "as is" for a payment equal to $500,000 plus 1% of the construction costs of the Colombia Pipeline, subject to adjustment in certain cases. The Centragas Transportation Services Contract provides that Ecopetrol will pay two monthly tariffs, an availability tariff generally designed to cover debt service, certain taxes and return of and on equity for Centragas and a transportation tariff generally designed to cover the operation and maintenance costs of the Colombia Pipeline. The full amount of the tariffs are payable without regard to the amount of gas Ecopetrol delivers to the Colombia Pipeline. The tariffs are payable in Colombian pesos but the majority of the tariffs are denominated in U.S. dollars and Ecopetrol is obligated to indemnify Centragas against all losses, costs and expenses resulting from conversion or devaluation of Colombian pesos in connection with the U.S. dollar-denominated portion of the tariffs.

The Colombia Pipeline includes 21 lateral lines along the mainline to connect with distribution networks, a dehydration facility and two metering stations. The Colombia Pipeline has an initial design capacity of approximately 3.1 MMm{3}/d (million cubic meters per day) (110 Mmcf/d (million cubic feet per day)) at an inlet pressure of 1200 pounds per square inch, without compression. Demand for gas from the Colombia Pipeline is initially expected to come from Ecopetrol's refinery at Barrancabermeja, which has the capacity to use approximately 2.1 MMm{3}/d (75 MMcf/d).

Promigas, a publicly-traded Colombian company involved in natural gas transportation and distribution in Colombia, pursuant to an Operations and Maintenance Contract between Centragas and Promigas, operates and maintains the Colombia Pipeline for the 15-year operational period in accordance with the requirements of the Centragas Transportation Services Contract. Promigas is Colombia's largest natural gas pipeline company, transporting approximately 69% of the natural gas consumed in Colombia in 1993. Excluding the Colombia Pipeline, Promigas currently operates approximately 910 km (565 miles) of gas pipelines in Colombia with a capacity in its principal pipeline of approximately 9.1 MMm{3}/d (320 MMcf/d). On January 31, 1996, a wholly owned indirect subsidiary of Enron Corp. acquired Ecopetrol's approximate 39% equity interest in Promigas, making Enron Corp. the largest shareholder of Promigas.

Centragas obtained project debt financing of $172 million through the issuance in the international capital markets of Senior Secured Notes due 2010 (the "Notes"). The Notes have a 16-year maturity and an interest rate of 10.65% per year. The Notes are collateralized by substantially all of the assets of Centragas. Centragas is subject to certain dividend payment restrictions in connection with the project financing. Payment of dividends are not currently restricted and are not expected to be restricted under the terms of the project financing agreements.

On June 18, 1996, EPP acquired an indirect 50% limited partnership interest in Smith/Enron Cogeneration Limited Partnership (SECLP) and Smith/Enron O&M Limited Partnership (SEOM), which own and provide services, respectively, to a 185 megawatt power project in Puerto Plata, Dominican Republic (the Puerto Plata Plant), in exchange for approximately 1.6 million common shares from a wholly owned subsidiary of Enron Corp. Smith Cogeneration International, Inc. owns the remaining 50% of SECLP and SEOM.

The Puerto Plata Plant was developed under the terms of the Electric Energy Supply and Sales Contract dated July 26, 1993, as amended (the Puerto Plata Energy Supply Contract), with Corporaci<o'>n Dominicana de Electricidad (CDE), the government agency which provides electric services to the Dominican Republic, and the Government of the Dominican Republic (the DR Government). Pursuant to the Puerto Plata Energy Supply Contract, SECLP will own and SEOM will operate the Puerto Plata Plant and will provide plant capacity and electricity to CDE for a period of 19 years from the date combined cycle commercial operation began (January 16, 1996), with the option for CDE to extend for one year. The Puerto Plata Energy Supply Contract provides that CDE will pay fixed capacity payments (subject to reduction if availability falls below 90% or if capacity is less than 185 megawatt based on annual testing), fixed and variable operation and maintenance payments and an energy payment providing for a pass-through of the Puerto Plata Plant's fuel costs with such pass-through being subject to certain limitations. The capacity payments are designed to cover debt service and return of, and on, equity for SECLP, and the operations and maintenance payments are designed to cover the operation and maintenance costs of the Puerto Plata Plant. CDE has the option of paying its obligations under the Puerto Plata Energy Supply Contract in U.S. dollars or an equivalent amount of Dominican Republic pesos based on the prevailing rate of exchange in the Dominican Republic banking exchange market. SECLP has arranged to convert the Dominican Republic pesos into U.S. dollars through short-term agreements with commercial banks. The Puerto Plata Energy Supply Contract provides that CDE must indemnify SECLP for any losses incurred by SECLP as a result of the inability to convert or delay in converting Dominican Republic pesos to U.S. dollars.

SECLP has arranged a total of $153 million in project debt financing for the Puerto Plata Plant at interest rates ranging from 6.72% to 16% and final maturities ranging from ten to 13.5 years. The debt is collateralized by substantially all of the assets of the Puerto Plata Plant. SECLP is subject to certain dividend payment restrictions in connection with the project financing. Payment of dividends are not currently restricted and are not expected to be restricted under the terms of project financing agreements. Dividends are restricted pending receipt of approval from the DR Government. Approval is expected before December 31, 1996.

SECLP also arranged for construction cost overrun loans (COL) from Enron affiliates. Approximately $10.7 million face amount of COL were purchased by EPP for approximately $8.5 million and another $1 million of COL were funded by Enron in June 1996. The COL bear interest at 13.5% with interest and principal payable semiannually through December 2003.

The Purchase Agreement among EPP, Enron International Inc. and Enron Holding Co. L.L.C. dated June 17, 1996, includes provisions that may require an adjustment to the purchase price by December 31, 1997, depending upon the resolution of certain contingencies including the final amount of COL and collection of certain receivables by SECLP from CDE totaling approximately $2.7 million.

CIESA was incorporated in Buenos Aires, Argentina, on December 14, 1992. Until recently, CIESA was owned by EPCA; Perez Companc S.A. (Perez Companc); Compa<n~><i'>a de Inversiones en Transporte de Gas S.A. (CITGAS); and Argentina Private Development Trust Limited (APDT), each of which owned 25% of CIESA's common stock.

Effective July 31, 1996, EPP together with Perez Companc, equally acquired through their respective subsidiaries APDT's 25% interest in CIESA for $117.5 million each (See Note 6) and EPP granted to Enron Corp. the right to acquire a 4 1/6% interest in CIESA for approximately $39 million. On August 8, 1996, Enron Corp. and Perez Companc entered into a stock purchase agreement with CITGAS which transferred all rights and obligations deriving from CITGAS's 25% shareholding in CIESA equally to subsidiaries of Enron Corp. and Perez Companc. The closing of the CITGAS transaction, which is subject to regulatory approval and other requirements, is expected to occur by November 15, 1996. However, the respective voting and economic rights were transferred effective August 1, 1996.

On August 23, 1996, Enron Corp. exercised its right to acquire the 4 1/6% interest in CIESA from EPP. As a result of the APDT and CITGAS transactions, Perez Companc and its subsidiary will have a 50% ownership in CIESA, EPCA will own 33 1/3% and Enron Corp. will own 16 2/3%; however, voting rights will be owned 50% by Perez Companc and its subsidiary and 50% by EPCA.


2.   ACQUISITIONS

Acquisitions of projects from Enron Corp. are transactions between entities under common control that are accounted for similar to the pooling of interests method of accounting using the historical carryover basis and restating historical results to include the results of acquired projects. The consolidated statement of income for the nine months ended September 30, 1996, reflects (a) $3.6 million of equity in earnings from SECLP (See Note 9) and (b) $4.4 million of equity in earnings from Centragas (approximately $2.8 million of which are related to an early completion bonus, certain aspects of which are being contested by Ecopetrol). Centragas believes that it has a strong legal and factual claim to all of the early completion bonus from Ecopetrol, and Centragas intends to vigorously assert its claim to such bonus. Although no assurances can be given, EPP believes that the ultimate resolution of the dispute with Ecopetrol will not have a material adverse effect on EPP's financial condition or results of operation. In addition, the consolidated statement of income for the nine months ended September 30, 1996, reflects expenses of approximately $1.9 million associated with the acquisitions of Centragas and SECLP and $0.2 million of withholding taxes in Colombia.


3.   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by EPP without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, EPP believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EPP's Annual Report on Form 10-K for the year ended December 31, 1995.

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

EPP records as cash equivalents all highly liquid short-term investments with original maturities of three months or less. From time to time, EPP invests excess funds with affiliates of Enron Corp. under promissory notes payable on demand at market interest rates. At September 30, 1996, approximately
$21.0 million was invested under such notes. Such amounts are classified as cash equivalents.

All monetary amounts presented in tables herein are expressed in thousands, except per share amounts.

Certain prior period amounts have been reclassified to conform with the current presentation.


4.   SHAREHOLDERS' EQUITY

On September 16, 1996, EPP paid a quarterly cash dividend of $0.22 per share.


5.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

EPP's investments in and advances to unconsolidated subsidiaries and the changes in such balances are as follows:

                                             PIPELINE      POWER       TOTAL
------------------------------------------------------------------------------
Balance at December 31, 1995                $  97,609   $  62,012   $  159,621
Equity in Earnings                             22,419      11,676       34,095
Acquisitions                                  100,755      30,531      131,286
Distributions                                 (29,100)     (5,124)     (34,224)
                                            ----------------------------------
Balance at September 30, 1996               $ 191,683   $  99,095   $  290,778
                                            ==================================

At September 30, 1996, EPP's share of undistributed earnings of its pipeline and power subsidiaries totaled approximately $3.5 million and $20.7 million, respectively. In the first nine months of 1996, EPPC received $5.1 million in dividends from its Philippine power operations. On October 17, 1996, SPC and BPC declared dividends of $1.2 million and $2.7 million, respectively, of which EPPC expects to receive $2.0 million. In the first nine months of 1996, EPCA received $29.1 million of dividends from CIESA. Equity in earnings are net of amortization of excess investment. Amortization of excess investment relates to the amortization of $7.5 million over 19 years (the term of the Puerto Plata Energy Supply Contract), or $0.4 million per year, of the difference between the investment in SECLP and 50% of the underlying equity of SECLP and amortization of $46.1 million over 40 years (the approximate remaining term of the operating license), or $1.2 million per year, of the difference between the acquisition price and proportionate share of the underlying U.S. GAAP equity of CIESA.

6.   Long-Term Debt

On July 31, 1996, EPCA borrowed $117.5 million from Enron Corp. to purchase an additional 12.5% interest in CIESA (See Note 1). The note bears interest at the one month London Interbank Offering Rate (LIBOR) plus 0.75% with interest due monthly and principal due September 30, 1997. EPCA sold a 4 1/6% interest in CIESA to Enron Corp. on August 23, 1996, for $39.2 million and used the proceeds to repay a portion of the $117.5 million debt.

On October 10, 1996, EPCA borrowed $24.75 million from Centragas at the one month LIBOR with principal due October 2011. The proceeds were used to repay a portion of the debt with Enron Corp. The loans were made from funds that cannot legally be dividended from Centragas, but can be loaned pursuant to the terms of a cash management agreement with Centragas.

Enron has an option to purchase up to $47.0 million of EPP common shares anytime prior to September 30, 1997, at market price. If such option is exercised, a portion of the proceeds from such purchases will be used to repay a portion of the debt with Enron Corp.


7.   OTHER INCOME, NET

Other income, net, includes $1.3 million and $0.7 million of interest income for the three months ended September 30, 1996 and 1995, respectively, and $2.3 million and $1.1 million of interest income for the nine months ended September 30, 1996 and 1995, respectively.


8.   ACQUISITION OF CIESA

Effective July 31, 1996, EPP acquired an additional 12.5% interest in CIESA for $117.5 million, of which 4 1/6% was subsequently sold to a wholly owned subsidiary of Enron Corp. The accompanying consolidated financial statements include the results of operations for CIESA for the additional net 8 1/3% interest from July 31, 1996. This acquisition was accounted for as a purchase (See Notes 1 and 6).

Detailed below are summarized pro forma results of operations for EPP as though the acquisition of CIESA had occurred on January 1, 1995.


                                 Three Months Ended       Nine Months Ended
(IN THOUSANDS EXCEPT                September 30,           September 30,
PER SHARE DATA)                 ----------------------------------------------
                                  1996        1995          1996         1995
------------------------------------------------------------------------------
Technical assistance fees and
   equity in earnings           $ 13,691  $  13,664     $  48,863    $  37,739
Net Income                       11,659      11,272        36,731       31,412
Net Income per Common Share     $  0.48   $    0.54     $    1.52    $    1.51


9.   LITIGATION

SECLP is currently involved in an International Chamber of Commerce arbitration proceeding against CDE and the DR Government. SECLP currently claims that CDE owes approximately $17.5 million in past due amounts under the Puerto Plata Energy Supply Contract, a claim which CDE disputes as to $16.2 million of the $17.5 million. CDE claims that SECLP owes approximately $15.2 million in delay damages to CDE pursuant to the Puerto Plata Energy Supply Contract and the DR Government has alleged that its guaranty of CDE's obligations under the Puerto Plata Energy Supply Contract and the $24 million irrevocable and cash collateralized letter of credit furnished by the DR Government are void because such commitments were not approved by the Congress of the Dominican Republic. The DR Government has also requested that the arbitration tribunal enjoin SECLP from drawing on the letter of credit. SECLP denies the claims of CDE and the DR Government and is currently preparing its defense against such claims, which defense will include the fact that the claim for delay damages was previously waived by CDE and the DR Government in an earlier contractual undertaking. SECLP believes that it has strong legal and factual defenses, and intends to vigorously pursue its claims against, as well as contest the claims brought by, CDE and the DR Government. Although no assurances can be given, EPP believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.


10.  Supplemental Cash Flow Information

During the first nine months of 1996, noncash investing activities included the issuance of approximately 3.5 million shares of common stock in exchange for assets with a carryover basis totaling $62.6 million related to the Centragas, SECLP and SEOM acquisitions discussed in Note 1.

11.  Subsequent Events

During October 1996, EPPC purchased a note receivable, payable from BPC to Enron Power Operating Corp. for approximately $5.2 million. The note yields interest of 9.8% and matures on July 11, 2003.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      PRIMARY ASSETS AND SOURCES OF EARNINGS AND CASH

      The primary assets of Enron Global Power & Pipelines L.L.C. ("EPP"), a Delaware limited liability company owned approximately 59% by Enron Corp. (together with its subsidiaries, "Enron") at September 30, 1996, are its interests in 50% or less owned companies ("Project Companies") which it holds directly or indirectly through wholly owned subsidiaries. EPP accounts for its interests in the Project Companies under the equity method of accounting and records its proportionate share of the earnings or losses of the Project Companies. The operations of the Project Companies are EPP's primary source of earnings. EPP also receives technical assistance fees, paid by Project Companies to certain wholly owned subsidiaries of EPP, primarily by Transportadora de Gas del Sur S.A. ("TGS") to Enron Pipeline Company - Argentina S.A. ("EPCA"). EPP's primary source of cash is dividends paid by the Project Companies and technical assistance fees. Declaration and payment of such dividends are at the sole discretion of the boards of directors of the Project Companies and are subject to operating profitability of the Project Companies and certain restrictions including among others, restrictions on the distribution of cash under applicable credit agreements and government imposed currency restrictions, if any.

RESULTS OF OPERATIONS OF EPP

      General

      For the nine months ended September 30, 1996, EPP's technical assistance fees and equity in earnings from its Argentine and Philippine operations constituted approximately 61%, and 15%, respectively, of EPP's technical assistance fees and equity in earnings. As of September 30, 1996, Argentine and Philippine assets accounted for approximately 52% and 19%, respectively, of EPP's assets. As a result, if Argentine and Philippine operations were materially and adversely affected, EPP's financial condition and results of operations could be materially and adversely affected. See "Pipeline Operations" and "Power Operations" below for the results of operations of EPP's unconsolidated subsidiaries.

      Acquisitions of projects from Enron are transactions between entities under common control that are accounted for similar to the pooling of interests method of accounting using the historical carryover basis and restating historical results to include the results of acquired projects. The consolidated statement of income for the nine months ended September 30, 1996, reflects (a) $3.6 million of equity in earnings from Smith/Enron Cogeneration Limited Partnership ("SECLP") and Smith/Enron O&M Limited Partnership ("SEOM") and (b)$4.4 million of equity in earnings from Centragas - Transportadora de Gas de la Reg<i'>on Central de Enron Development & C<i'>a. S.C.A. ("Centragas"). Centragas and SECLP had not achieved full commercial operations during the first nine months of 1995. Additionally, the nine months ended September 30, 1996, include $1.9 million of acquisition related expenses for Colombia and the Dominican Republic and $0.2 million of withholding taxes in Colombia. Approximately $2.8 million of the equity in earnings are due to an early completion bonus earned at Centragas during the nine months ended September 30, 1996, certain aspects of which are being contested by Empresa Colombiana de Petr<o'>leos ("Ecopetrol"). Centragas believes that it has a strong legal and factual claim to all of the early completion bonus from Ecopetrol, and Centragas intends to vigorously assert its claim to such bonus. Although no assurances can be given, EPP believes that the ultimate resolution of the dispute with Ecopetrol will not have a material adverse effect on EPP's financial condition or results of operations.


      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THE THREE MONTHS ENDED SEPTEMBER 30, 1995

      TECHNICAL ASSISTANCE FEES AND EQUITY IN EARNINGS. Technical assistance fees and equity in earnings increased $1.4 million (12%) in the third quarter of 1996 compared to the third quarter of 1995. The increase is primarily due to earnings resulting from the acquisition of SECLP and SEOM, increased earnings in the Philippines and increased fees in Argentina and the Dominican Republic partially offset by decreased earnings in Argentina as a result of a retroactive increase in income tax rates from 30% to 33% effective January 1, 1996.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.6 million (30%) in the third quarter of 1996 compared to the third quarter of 1995 primarily due to severance expenses incurred during the prior year.

      INTEREST EXPENSE. Interest expense increased $0.8 million during the third quarter of 1996 as compared to the third quarter of 1995 primarily due to the interest expense associated with the debt incurred in obtaining the additional ownership of Compa<n~><i'>a de Inversiones de Energ<i'>a S.A. ("CIESA").

      OTHER INCOME, NET. Other income, net, increased $0.7 million (101%) in the third quarter of 1996 compared to the third quarter of 1995 primarily due to an increase in interest income received in the Philippines and from the Dominican Republic on notes receivable from SECLP.

      INCOME TAXES. Income taxes decreased $0.1 million (10%) for the third quarter of 1996 compared to the third quarter of 1995 primarily due to lower withholding taxes in the Philippines due to lower equity earnings. The income of EPP is not taxable to EPP; however, EPCA and Enron Power Philippines Corp. ("EPPC"), both wholly owned subsidiaries of EPP, are taxable entities in their respective local jurisdictions. The effective tax rate paid by these subsidiaries is less than the statutory rate because a majority of the income of these subsidiaries relates to ownership of equity investments, which is not subject to tax; however, EPCA is subject to taxes (currently 33%) primarily on the technical assistance fees it receives from TGS net of interest expense. Dividends paid to EPP from EPPC and Centragas are subject to certain withholding taxes of 15% and 7%, respectively.

      RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. THE NINE MONTHS ENDED SEPTEMBER 30, 1995

      TECHNICAL ASSISTANCE FEES AND EQUITY IN EARNINGS. Technical assistance fees and equity in earnings increased $10.2 million (31%) in the first nine months of 1996, compared to the first nine months of 1995. The increase is primarily due to earnings resulting from the acquisitions of Centragas and SECLP and increased technical assistance fees and earnings in Argentina and Guatemala offset by decreased earnings in the Philippines.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.4 million (10%) in the first nine months of 1996 compared to the first nine months of 1995 primarily due to severance expenses incurred during the prior year.

      INTEREST EXPENSE. Interest expense increased $0.8 million for the first nine months of 1996 compared to the first nine months of 1995 primarily due to the interest expense associated with the debt incurred in obtaining the additional ownership of CIESA.

      OTHER INCOME, NET. Other income, net, decreased $0.6 million (58%) in the first nine months of 1996 compared to the first nine months of 1995 primarily due to acquisition related expenses for Centragas and the Dominican Republic ($1.9 million), partially offset by increased interest income in the Philippines and from the Dominican Republic on notes receivable from SECLP.

      INCOME TAXES. Income taxes increased $0.2 million (7%) for the first nine months of 1996 compared to the first nine months of 1995 primarily due to the previously described retroactive increase in income tax rates in Argentina and withholding taxes in Colombia.

LIQUIDITY AND CAPITAL RESOURCES OF EPP

      PRIMARY CASH REQUIREMENTS

      The primary cash requirements of EPP are the payment of dividends to its shareholders, the repayment of debt and related interest and general and administrative expenses, including overhead and costs incurred under an Administrative Services Agreement between EPP and Enron. EPP may also use cash to satisfy its payment obligations, if any, under various shareholder and credit agreements relating to the Project Companies and under a Master Contribution Agreement among EPP, Enron and certain of their subsidiaries (the "Contribution Agreement"). Pursuant to the Contribution Agreement, Enron maintains certain commitments on behalf of EPP for the benefit of certain Project Companies, as required by project lenders and certain other third parties. Because EPP replaced Enron as a shareholder of the Project Companies, in most instances EPP has agreed to indemnify Enron against liabilities that may be incurred under such commitments. Although these indemnity obligations could result in certain otherwise nonrecourse liabilities becoming recourse to EPP, EPP believes the events which would trigger liability are remote, and therefore does not expect these obligations to create any additional liability. If, however, EPP were required to make significant payments to Enron under the Contribution Agreement, EPP believes it would be able to obtain financing for such payments from Enron or other sources, or would be able to cause its subsidiaries to pay to EPP cash dividends sufficient to make such payments, if necessary. There can be no assurance, however, that sufficient dividends, or funds from other sources, would be available for such purpose.

      On September 16, 1996, EPP paid a quarterly dividend of approximately $5.4 million, or $0.22 per share.

      On July 31, 1996, EPCA borrowed $117.5 million from Enron to purchase an additional 12.5% interest in CIESA for $117.5 million. The note bears interest at the one month London Interbank Offering Rate ("LIBOR") plus 0.75% with interest due monthly and principal due September 30, 1997. EPCA sold a 4 1/6% interest in CIESA to Enron Corp. on August 23, 1996, for $39.2 million and used the proceeds to repay a portion of the $117.5 million debt.

      On October 10, 1996, EPCA borrowed $24.75 million from Centragas at the one month LIBOR with principal due October 2011. The proceeds were used to repay a portion of the debt with Enron Corp. The loans were made from funds that cannot legally be dividended from Centragas, but can be loaned pursuant to the terms of a cash management agreement with Centragas.

      Enron has an option to purchase up to $47.0 million of EPP common shares anytime prior to September 30, 1997, at market price. If such option is exercised, a portion of the proceeds from such purchases will be used to repay a portion of the debt with Enron Corp.

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

      In the first nine months of 1996, Subic Power Corp. ("Subic") and Batangas Power Corp. ("Batangas") paid $2.9 million and $7.3 million in dividends, respectively, of which EPPC received approximately $5.1 million. EPCA received $29.1 million in dividends from CIESA in the first nine months of 1996.

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

PIPELINE OPERATIONS

      Equity in earnings of the pipeline operations represents EPP's 33 1/3% interest in CIESA (increased from 25% on July 31, 1996), which owns 70% of TGS, and EPP's 49% interest in Centragas, which EPP acquired in May 1996 and which began commercial operation in February 1996. See "Results of Operations of EPP-General."

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THE THREE MONTHS ENDED SEPTEMBER 30, 1995

      Presented below is a summary of income statement information for the combined pipeline operations of CIESA and Centragas for the third quarter of 1996 and 1995 on a U.S. Generally Accepted Accounting Principles ("GAAP"), historical U.S. dollar, 100% ownership basis.

                                                           THREE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                  ---------------------------
(IN THOUSANDS)                                          1996           1995
-----------------------------------------------------------------------------
Transportation revenues                           $  106,018        $  89,839
Processing revenues                                   12,055           10,868
                                                  ---------------------------
   Total Revenues                                    118,073          100,707
Operating, administrative and selling expenses       (33,102)         (31,216)
Interest income                                        1,577            1,274
Interest expense, net of capitalized interest        (21,792)         (15,331)
Other income (expense), net                             (584)            (576)
                                                  ---------------------------
   Income Before Minority Interest
     and Income Taxes                                 64,172           54,858
Minority interest                                    (11,200)         (12,470)
Income tax expense                                   (33,072)         (17,300)
                                                  ---------------------------
   Net Income                                     $   19,900        $  25,088
                                                  ===========================
EPP's Equity in Earnings of Pipeline Operations   $    5,890        $   6,272
                                                  ===========================

      TRANSPORTATION REVENUES. Transportation revenues increased $16.2 million (18%) primarily due to the operations of Centragas ($14.2 million). At TGS, firm transportation revenues increased $3.0 million (3%) in the third quarter of 1996 compared to the same period in 1995 primarily due to the effect of an approximate 1.5% increase in tariff rates effective July 1, 1996, and higher revenues derived from reallocation of capacity within certain distribution companies. These increases were partially offset by a tariff reduction to reflect lower payroll taxes and by lower revenues due to certain step-down rights exercised by Gas Natural BAN S.A. ("BAN").

      PROCESSING REVENUES. During the third quarter of 1996, processing revenues increased by $1.2 million (11%) primarily due to increased volumes and increased average prices for propane and butane in Argentina. Centragas does not generate any processing revenues.

      OPERATING, ADMINISTRATIVE AND SELLING EXPENSES. Operating expenses, consisting primarily of labor, depreciation, technical assistance and other professional fees and operation and maintenance expense, increased $1.9 million (6%) for the third quarter of 1996 as compared to the same period in 1995 primarily due to the operations of Centragas ($4.5 million). The increase was partially offset by decreased expenses at TGS resulting from improved operating efficiencies partially offset by higher depreciation, resulting from capital expenditures in 1995 and higher technical assistance fees as a result of higher operating income.

      INTEREST INCOME. Interest income increased $0.3 million (24%) during the third quarter of 1996 compared to the same period in 1995 primarily due to the operations of Centragas ($0.3 million).

      INTEREST EXPENSE, NET OF CAPITALIZED INTEREST. Interest expense, net of capitalized interest, increased $6.5 million (42%) during the third quarter of 1996 compared to 1995 primarily due to the operations of Centragas
($4.4 million). The increase from Argentine operations is primarily due to $2.0 million (13%) of higher interest expense as a result of an increase in average indebtedness at TGS and higher cost of debt at CIESA.

      INCOME TAX EXPENSE. Income tax expense in the third quarter of 1996 increased $15.8 million (91%) compared to the third quarter of 1995, primarily due to the retroactive tax change in Argentina ($8.5 million) and increased income before minority interest and income taxes. In addition, income taxes for Centragas were $5.5 million. The statutory tax rate in Argentina is 33% of taxable net income, calculated according to Argentine tax regulations which differ in certain respects from accounting practices followed under Argentine GAAP for the preparation of financial statements. The statutory tax rate in Colombia is 35% of taxable net income, calculated according to Colombian tax regulations. The effective tax rate for Centragas differs from the statutory tax rate primarily due to the taxable effects of inflation and foreign currency exchange fluctuations under Colombian tax regulations, which are eliminated for U.S. GAAP reporting. Strengthening of the Colombian peso during the third quarter of 1996 generated an in-country taxable foreign exchange gain resulting from the net U.S. dollar denominated liabilities of the Centragas project. Any future weakening of the Colombian peso will result in a reduction of local taxes.

      RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. THE NINE MONTHS ENDED SEPTEMBER 30, 1995

      Presented below is a summary of income statement information for the combined pipeline operations of CIESA and Centragas for the nine months ended September 30, 1996, and 1995 on a U.S. GAAP, historical U.S. dollar, 100% ownership basis.

                                                             NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                  ----------------------------
(IN THOUSANDS)                                          1996            1995
------------------------------------------------------------------------------
Transportation revenues                           $  311,982        $  259,299
Processing revenues                                   34,780            31,000
                                                  ----------------------------
   Total Revenues                                    346,762           290,299
Operating, administrative and selling
  expenses                                           (99,440)          (89,628)
Interest income                                        4,940             4,700
Interest expense, net of capitalized interest        (64,374)          (45,890)
Other income, net                                        375               310
                                                  ----------------------------
   Income Before Minority Interest
     and Income Taxes                                188,263           159,791
Minority interest                                    (36,481)          (35,339)
Income tax expense                                   (74,623)          (56,272)
                                                  ----------------------------
     Net Income                                   $   77,159        $   68,180
                                                  ============================
EPP's Equity in Earnings of Pipeline Operations   $   22,419        $   17,045
                                                  ============================

      TRANSPORTATION REVENUES. Transportation revenues increased $52.7 million (20%) primarily due to the operations of Centragas ($46.2 million). At TGS, firm transportation revenues increased $7.6 million (3%) in the first nine months of 1996 as compared to the same period in 1995 primarily due to an increase in firm contracted capacity as a result of the General San Mart<i'>n pipeline expansion and a 3.2% increase in gas transportation tariffs which took effect July 1, 1995, net of a 0.16% tariff decrease effective January 1, 1996. The increases were partially offset by a reduction in gas transportation tariffs to reflect lower payroll taxes and by lower revenues resulting from step-down rights exercised by BAN.

      PROCESSING REVENUES. Processing revenues increased $3.8 million (12%) in the first nine months of 1996 compared to the same period in 1995 primarily due to higher gas liquids volumes and average prices in Argentina.

      OPERATING, ADMINISTRATIVE AND SELLING EXPENSES. Operating expenses increased $9.8 million (11%) for the first nine months of 1996 as compared to the same period in 1995. The increase is primarily due to the operations of Centragas ($12.9 million). This increase was partially offset by decreased expenses at TGS resulting from improved operating efficiencies, partially offset by higher depreciation resulting from capital expenditures in 1995 and higher technical assistance fees as a result of higher operating income.

      INTEREST INCOME. Interest income increased $0.2 million (5%) for the nine months ended September 30, 1996, compared to the same period in 1995. The increase is primarily due to the operations of Centragas ($0.5 million) partially offset by the decrease of interest income in Argentina ($0.3 million) resulting from lower interest rates on short-term investments during 1996.

      INTEREST EXPENSE, NET OF CAPITALIZED INTEREST. Interest expense, net of capitalized interest, increased $18.5 million (40%) in the first nine months of 1996 compared to the same period in 1995 primarily as a result of the operations of Centragas ($12.5 million), higher outstanding debt at TGS and higher cost of debt at CIESA. Capitalized interest decreased $0.8 million (34%) in the first nine months of 1996 compared to the first nine months of 1995 due to lower capital expenditures during the first nine months of 1996.

      INCOME TAX EXPENSE. Income tax expense in the first nine months of 1996 increased $18.4 million (33%) compared to the first nine months of 1995. The increase was primarily due to the operations of Centragas ($12.3 million), the retroactive tax change in Argentina ($8.5 million) and increased income before minority interest and income taxes at TGS. This increase was partially offset by a decrease at TGS due to a one time payment of $4.9 million in April 1995 under a tax amnesty program offered by the Argentine tax authority to settle certain income tax issues.

      LIQUIDITY AND CAPITAL RESOURCES OF PIPELINE OPERATIONS

      In May 1996, CIESA entered into a bridge loan facility for $220 million with a group of banks led by Goldman Sachs & Co. and Societe Generale. The proceeds were used to retire the $215 million loan agreement with Morgan Guaranty Trust Company of New York which expired in May 1996.

      In April 1996, TGS filed a $350 million shelf registration with the Securities and Exchange Commission in order to issue debt securities from time to time in the United States. Under Argentine law, TGS established a Global Program approved by the Comisi<o'>n Nacional de Valores. During April 1996, TGS issued $150 million of bonds with an effective annual interest rate of 9.6% for a term of five years as part of its Global Program. Approximately $100 million of the proceeds were used to retire short-term debt and the remainder for other corporate purposes.

      TGS believes that cash flows from operations supplemented with external debt financing will provide sufficient liquidity to fund its capital expenditures, pay dividends, cover its debt service and provide sufficient working capital.

      As of September 30, 1996, CIESA's total capitalization amounted to $1.5 billion. Total capitalization was comprised of debt of $901 million, shareholders' equity of $351 million and minority interest of $254 million. Debt as a percentage of total capitalization increased from 56% at December 31, 1995, to 60% at September 30, 1996.

      Future capital expenditures for Centragas are expected to be minimal. Centragas expects to meet cash requirements for liquidity using cash flows from operations.

POWER OPERATIONS

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THE THREE MONTHS ENDED SEPTEMBER 30, 1995


      Presented below is a summary of income statement information for the combined power operations of the Subic, Batangas, Puerto Quetzal Power Corp. ("PQPC") and SECLP plants for the third quarter of 1996 and 1995 on a U.S. GAAP, historical U.S. dollar, 100% ownership basis. SECLP and SEOM were acquired by EPP in June 1996 and began commercial operations in January 1996. See "Results of Operations of EPP-General."

                                                           THREE MONTHS
                                                        Ended September 30,
                                                  ----------------------------
(IN THOUSANDS)                                        1996             1995
------------------------------------------------------------------------------
Capacity revenues                                 $   33,765      $     23,116
Variable revenues                                     19,330             7,037
                                                  ----------------------------
   Total Revenues                                     53,095            30,153
Fuel costs                                           (14,825)           (3,984)
Operating and administrative expenses                (10,572)           (6,734)
Depreciation and amortization                         (8,802)           (7,045)
                                                  ----------------------------
   Net Operating Income                               18,896            12,390
Interest expense, net                                 (9,025)           (5,475)
Other expense, net                                      (955)             (829)
                                                  ----------------------------
   Income Before Income Taxes                          8,916             6,086
Income tax expense                                      (711)             (821)
                                                  ----------------------------
   Net Income                                     $    8,205      $      5,265
                                                  ============================
EPP's Equity in Earnings of Power Operations      $    4,019      $      2,633
                                                  ============================

      REVENUES. The majority of each Project Company's revenue is attributable to payments tied to the capacity of each respective plant, based either on annual availability (the Subic and Batangas plants) or periodic capacity tests (the PQPC and SECLP plants). Capacity revenues increased $10.6 million (46%) in the third quarter of 1996 compared to the third quarter of 1995 primarily due to the operations of the SECLP plant ($9.4 million).

      The second type of payment, an energy fee, varies directly with actual output and, under the current cost structures of the plants, essentially covers variable costs. The variable revenues increased $12.3 million (175%) in the third quarter of 1996 compared to the third quarter of 1995. The increase is primarily due to the operations of the SECLP plant ($12.8 million) partially offset by lower fuel revenues resulting from decreased sales at the PQPC plant.

      FUEL COSTS. Fuel costs are the expense for the fuel used in the PQPC and SECLP plants. An Enron affiliate supplies fuel to the PQPC and SECLP plants at market based rates. Total fuel costs increased $10.8 million (272%) in the third quarter of 1996 compared to the third quarter of 1995. The increase was primarily due to the operations of the SECLP plant ($11.4 million) partially offset by lower fuel use related to decreased sales at the PQPC plant discussed above. Fuel is provided to the Subic and Batangas plants by their customer, National Power Corporation, at no cost.

      OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses increased $3.8 million (57%) in the third quarter of 1996 compared to the third quarter of 1995. The increase was primarily due to the operations of the SECLP plant ($2.6 million) and additional maintenance performed as part of a connecting rod replacement program at the Subic and Batangas plants, partially offset by lower fees resulting from certain contract amendments at the PQPC plant.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.8 million (25%) in the third quarter of 1996 as compared to the third quarter of 1995. The increase was due primarily to the operations of the SECLP plant ($1.7 million).

      INTEREST EXPENSE, NET. Interest expense, net increased $3.6 million (65%) in the third quarter of 1996 compared to the third quarter of 1995. The increase is primarily due to the operations of the SECLP plant ($4.0 million) partially offset by decreased interest expense for the PQPC plant resulting from an interest rate swap to effectively fix the interest rate on floating rate debt ($0.2 million).

      OTHER EXPENSE, NET. Other expense, net was relatively unchanged in the third quarter of 1996 compared to the same period in 1995.

      INCOME TAX EXPENSE. Income tax expense decreased $0.1 million (13%) primarily due to decreased income tax expense for the PQPC plant ($0.1 million) resulting from the decrease in income before income taxes in the third quarter of 1996 compared to the same period in 1995. Income tax expense is the tax on the power plants in their respective local jurisdictions. On an aggregate basis, the effective tax rate for the Philippine power plants is less than the statutory rate due to the Subic and Batangas plants being granted certain income tax holidays and concessions that range from nine to 15 years. PQPC is organized as a U.S. domiciled company with a foreign branch office. SECLP has been granted an income tax holiday for the life of the project.

      RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. THE NINE MONTHS ENDED SEPTEMBER 30, 1995

      Presented below is a summary of income statement information for the combined power operations of the Subic, Batangas, PQPC and SECLP plants for the nine months ended September 30, 1996, and 1995 on a U.S. GAAP, historical U.S. dollar, 100% ownership basis.

                                                            NINE MONTHS
                                                        Ended September 30,
                                                   ---------------------------
(IN THOUSANDS)                                          1996           1995
------------------------------------------------------------------------------
Capacity revenues                                  $    97,090      $   69,030
Variable revenues                                       56,854          24,509
                                                   ---------------------------
     Total Revenues                                    153,944          93,539

Fuel costs                                             (42,462)        (14,236)
Operating and administrative expenses                  (29,828)        (22,911)
Depreciation and amortization                          (25,865)        (20,682)
                                                   ---------------------------
   Net Operating Income                                 55,789          35,710
Interest expense, net                                  (27,266)        (17,047)
Other expense, net                                      (1,711)         (1,246)
                                                   ---------------------------
   Income Before Income Taxes                           26,812          17,417
Income tax expense                                      (2,891)         (1,749)
                                                   ---------------------------
   Net Income                                      $    23,921      $   15,668
                                                   ---------------------------
EPP's Equity in Earnings of Power Operations       $    11,676     $     7,834
                                                   ===========================

      REVENUES. Capacity revenues increased $28.1 million (41%) in the first nine months of 1996 compared to the first nine months of 1995 primarily due to the operations of the SECLP plant ($26.6 million).

      The variable revenues increased $32.3 million (132%) in the first nine months of 1996 compared to the first nine months of 1995. The increase is primarily due to the operations of the SECLP plant ($32.3 million).

      FUEL COSTS. Total fuel costs increased $28.2 million (198%) in the first nine months of 1996 compared to the first nine months of 1995. The increase was primarily due to the operations of the SECLP plant ($29.0 million) partially offset by decreased fuel costs at the PQPC plant ($0.8 million).

      OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses increased $6.9 million (30%) in the first nine months of 1996 compared to the first nine months of 1995. The increase was primarily due to the operations of the SECLP plant ($6.2 million), increased maintenance of equipment in the Subic plant ($0.7 million) and an insurance deductible incurred in the Batangas plant ($0.5 million) related to equipment failure. These increases were partially offset by lower fees resulting from certain contract amendments at the PQPC plant.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $5.2 million (25%) in the first nine months of 1996 as compared to the first nine months of 1995. The increase was primarily due to the operations of the SECLP plant ($4.6 million) and additional depreciation in the Subic and Batangas plants ($0.6 million) due to capital expenditures made during the latter half of 1995.

      INTEREST EXPENSE, NET. Interest expense, net increased $10.2 million (60%) in the first nine months of 1996 compared to the first nine months of 1995. The increase is primarily due to the operations of the SECLP plant ($11.4 million) partially offset by a lower interest rate for PQPC resulting from an interest rate swap to effectively fix the interest rate on floating rate debt ($0.7 million).

      OTHER EXPENSE, NET. Other expense, net increased $0.5 million (37%) in the first nine months of 1996 compared to the first nine months of 1995 primarily due to the reimbursement of a heat rate penalty for the PQPC plant during 1995 ($0.3 million).

      INCOME TAX EXPENSE. Income tax expense increased $1.1 million (65%) primarily due to increased pretax net income from PQPC (38.75% tax rate).

LIQUIDITY AND CAPITAL RESOURCES OF POWER OPERATIONS

      Capital expenditures for the power plant operations are expected to be minimal in 1996. The power operations expect to meet short- and long-term liquidity needs using cash flows from operations. If a specific power plant has short-term liquidity needs that cannot be met with cash flows from operations, it is expected that such plant would borrow or be advanced the necessary funds from EPP or an affiliated company, with such loans repaid out of future cash flows.

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





PART II. OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5. OTHER MATTERS

        Designated Development Projects

           One of the Designated Development Projects is the Hainan Island project in China. Under the Purchase Right Agreement, Enron is obligated to offer to EPP its interest in each Designated Development Project within pricing parameters specified in the Purchase Right Agreement. The Hainan
Island project company is currently renegotiating its power purchase contract with it customer, Hainan Electric Power Corporation ("HEPCO"). Enron anticipates that it will not offer its interest in the project to EPP prior to the execution of a new power purchase contract with HEPCO. The terms of any new power purchase contract that result from such renegotiation may impact the economics of the project. Enron is unable to predict the results of such renegotiation, the timing of any such offer or whether Enron's interest in the project will be offered to EPP on terms acceptable to EPP.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:
           None.


        Reports on Form 8-K:

           EPP filed (a) Form 8-K/A on September 3, 1996, to file the financial statements of SECLP and (b) Form 8-K on October 15, 1996, to file the financial statements of CIESA.




                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 ENRON GLOBAL POWER & PIPELINES L.L.C.
                                         (Registrant)


Date:  November 1, 1996                  By     /S/ RODNEY L. GRAY
                                                  Rodney L. Gray
                                                Chairman, President and
                                                Chief Executive Officer




Date:  November 1, 1996                  By     /S/ PAULA H. RIEKER
                                                  Paula H. Rieker
                                                Vice President and
                                              Chief Financial Officer
                                            (Chief Accounting Officer)