Form 10-K405
period 1996-12-31
ENRON GLOBAL POWER & PIPELINES LLC
filed 1997-03-19
CIK 931583

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13584

                     ENRON GLOBAL POWER & PIPELINES L.L.C.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     76-00456366
(STATE OR OTHER JURISDICTION OF INCORPORATION
               OR ORGANIZATION)                     (I.R.S. EMPLOYER IDENTIFICATION NO.)

                ENRON BUILDING
         333 CLAY STREET, SUITE 1800
                HOUSTON, TEXAS                                     77002
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 853-6220
                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                       ON WHICH REGISTERED
       -------------------                      ---------------------
          Common Shares                   New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the Common Shares held by non-affiliates of the registrant, determined by using the per share closing prices on the New York Stock Exchange Composite Tape of $28.75 on February 28, 1997, was approximately $322,971,000. As of February 28, 1997, there were 24,404,752 Common Shares outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of the registrant's definitive Proxy Statement for the May 14, 1997 Annual Meeting of Shareholders ("Proxy Statement") are incorporated herein by reference in Part III of this Form 10-K.
================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................     1
          Overview....................................................     1
          Executive Officers..........................................     2
          Current Pipeline Operations.................................     2
          Current Power Plant Operations..............................     8
          Purchase Right Agreement....................................    16
          Designated Development Projects; Future Projects............    17
          Relationship with Enron and Conflicts of Interest...........    20
          Research and Development....................................    20
          Environmental Matters.......................................    20
          Employees...................................................    21
Item 2.   Properties..................................................    21
Item 3.   Legal Proceedings...........................................    21
Item 4.   Submission of Matters to a Vote of Security Holders.........    21

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Shareholder Matters.......................................    22
Item 6.   Selected Financial Data.....................................    23
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    23
Item 8.   Financial Statements and Supplementary Data.................    33
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    33

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........    34
Item 11.  Executive Compensation......................................    34
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    34
Item 13.  Certain Relationships and Related Transactions..............    34

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................    35

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Enron Global Power & Pipelines L.L.C. ("EPP") is a Delaware limited liability company organized in November 1994 to acquire, own and manage operating power plants and natural gas pipelines throughout the world. Approximately 52% of the outstanding limited liability company interests of EPP (the "Common Shares") is owned by subsidiaries of Enron Corp., a Delaware corporation and integrated natural gas company with headquarters in Houston, Texas ("Enron").

     EPP's business strategy is to generate long-term growth in earnings per share, dividends and cash flow through the selective acquisition and efficient management of operating power plants and natural gas pipelines throughout the world. To further this strategy, EPP has entered into an agreement with Enron (as amended, the "Purchase Right Agreement") whereby Enron is generally obligated to offer to sell to EPP, at prices below those Enron may make available to third parties, all of Enron's ownership interests in certain power plant and natural gas pipeline projects. The projects that are subject to the Purchase Right Agreement include those developed or acquired by Enron outside the United States, Canada and Western Europe that commence commercial operations prior to 2005. The offers to sell by Enron are subject to the evaluation and approval of an Oversight Committee and the receipt of a fairness opinion from an independent internationally recognized financial advisor. In addition to evaluating projects under the Purchase Right Agreement, EPP actively seeks opportunities to purchase power plants, pipelines and related assets from parties other than Enron.

     EPP considers a variety of factors when evaluating a potential acquisition from Enron or a party other than Enron. These factors include prospective incremental earnings and cash flow per share, internal rate of return, cost competitiveness, contractual commitments and the degree of political, currency and other risks associated with the project. EPP is unable to predict the number of projects, if any, it will acquire from Enron (pursuant to the Purchase Right Agreement or otherwise) or from parties other than Enron. With regard to the projects that might become available through Enron, Enron has informed EPP that it will continue to actively develop power plant and natural gas pipeline projects; however, Enron is under no obligation to do so. To the extent Enron does not, for whatever reason, present projects to EPP on acceptable terms, the future growth of EPP could be materially and adversely affected.

     EPP's current assets consist of two pipeline and four power plant projects. Each of these projects is briefly described below. Also described below are certain projects designated for sale by Enron to EPP pursuant to the Purchase Right Agreement and other matters material to the business and operations of EPP, including information related to business developments of EPP since December 31, 1995. Certain financial information regarding EPP and its operations is set forth in EPP's financial statements and the notes thereto beginning at Page F-1 of this Annual Report on Form 10-K (this "Form 10-K"). Certain additional information that is required to be included in Item 1 is set forth in the remaining Items of this Form 10-K.

     Unless the context indicates otherwise, the term "EPP," as used in this Form 10-K means Enron Global Power & Pipelines L.L.C. and its subsidiaries, and the term "Enron" means Enron Corp. and its subsidiaries other than Enron Oil & Gas Company, EPP and their respective subsidiaries. All references to "$" or "U.S.$" in this Form 10-K mean United States Dollars. As used herein, the term "km" means kilometers, the term "Btu/kwh" means British thermal units per kilowatt hour, the term "Bm(3)" means billion cubic meters, the term "Bcf" means billion cubic feet, the term "MMm(3)/d" means million cubic meters per day, the term "MMcf/d" means million cubic feet per day and the term "MW" means megawatts.

EXECUTIVE OFFICERS

     Set forth below are the names and backgrounds of each of the Executive Officers of EPP.

Rodney L. Gray(44)............   Rodney L. Gray has been a Director and Chief
                                 Executive Officer of EPP since October 1994, and he has served as Chairman of the Board since June 1995. In addition, Mr. Gray served as President of EPP from October 1994 until June 1995 and from November 1995 until February
                                 1997. Mr. Gray also serves as Executive Vice
                                 President of Enron International Inc. ("EI") and has served as a Managing Director of both
                                 Enron Development Corp. ("EDC") and of Enron
                                 Capital & Trade Resources Corp. ("ECT"). EI,
                                 EDC and ECT are all wholly owned subsidiaries of Enron Corp. From October 1992 to June 1993,
                                 Mr. Gray served as Senior Vice President,
                                 Finance and Treasurer of Enron Corp. Mr. Gray joined Enron Corp. in 1988 as Vice President and Treasurer. Mr. Gray also is a director of Harmon Industries, Inc.

Kurt S. Huneke(43)............   Kurt S. Huneke was elected President of EPP in
                                 February 1997, having served as Senior Vice
                                 President, Power Operations of EPP from
                                 November 1996. In February 1997, Mr. Huneke was elected Managing Director of EI. Mr. Huneke served as Vice President, Finance and Treasurer of Enron Corp. from July 1993 to September
                                 1996. Prior to July 1993, Mr. Huneke held several management positions within Enron. Mr.
                                 Huneke joined Enron in 1977.

K. Wade Cline(34).............   K. Wade Cline has served as Vice President and
                                 General Counsel of EPP since November 1995, and
                                 Secretary since January 1996. Mr. Cline joined
                                 Enron Corp. in March 1992 as Senior Counsel.
                                 Prior to joining Enron Corp., Mr. Cline was an attorney at the law firm of Hutcheson & Grundy
                                 L.L.P. from September 1988 to February 1992.

Paula H. Rieker(42)...........   Paula H. Rieker was elected Vice President and
                                 Chief Financial Officer of EPP in November
                                 1995. From July 1992 to October 1995, Ms.
                                 Rieker served as Assistant Treasurer of Enron
                                 Corp., and from June 1990 to June 1992 she was Director, Investor Relations for Enron Corp.
                                 Prior to joining Enron Corp. in 1990, Ms.
                                 Rieker was employed by United Gas Pipeline
                                 Company.

CURRENT PIPELINE OPERATIONS

  Argentine Pipeline

     General. EPP's Argentine pipeline operations are conducted through Enron Pipeline Company -- Argentina S.A. ("EPCA"), an Argentine corporation and a wholly owned subsidiary of EPP, which owns, directly and indirectly, 33 1/3% of the common stock of Compania de Inversiones de Energia S.A. ("CIESA"). CIESA, in turn, owns 70% of the common stock of Transportadora de Gas del Sur S.A. ("TGS"), an Argentine corporation which owns and operates a 6,604 km (4,104 mile) natural gas pipeline system in Argentina (the "Argentine Pipeline"). TGS and Transportadora de Gas del Norte S.A. ("Norte"), the only natural gas transportation companies currently operating in Argentina, were formed in connection with the 1992 privatization of Gas del Estado S.E. ("Gas del Estado"), a company owned and operated by the Argentine Government.

     Operation of the Argentine Pipeline accounted for approximately 61% of EPP's equity in earnings and technical assistance fees during 1996. Additional information regarding the financial performance of EPP's pipeline operations is set forth in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Pipeline Operations -- Results of Operations" and EPP's financial statements and the notes thereto beginning at Page F-1 of this Form 10-K.

     Gas Transportation. TGS holds a license (the "TGS License") to exclusively operate, through the Argentine Pipeline, the existing southern Argentine gas transportation pipeline system. The TGS License expires in 2027 and is renewable at the option of TGS for an additional ten-year term if certain conditions are met. The Argentine Pipeline connects major gas fields in southern and western Argentina with distributors of gas in those areas and in the greater Buenos Aires area. Norte holds a similar license with respect to the northern Argentine pipeline system, which also is capable of providing gas transportation services to distributors in the greater Buenos Aires area. In the two instances where TGS and Norte are both directly connected to a distribution system, TGS is the principal supplier of gas transmission services.

     Gas transportation accounted for approximately 88% of TGS's total revenues during 1996. The provision of gas transportation services by TGS involves the receipt of gas owned by a shipper (typically a gas distributor) at one or more points on the pipeline system for transportation in the pipeline and delivery to the shipper at specified delivery points along the system. TGS is not a merchant of natural gas.

     The total length of the Argentine Pipeline is 6,604 km (4,104 miles), of which 6,294 km (3,912 miles) are large diameter, high pressure pipelines and 310 km (192 miles) are smaller diameter transfer pipelines. The average delivery capacity in 1996 was 54.0 MMm(3)/d (1.9 Bcf/d), of which 98% was fully subscribed under firm transportation contracts. TGS achieved an average daily throughput of 42.5 MMm(3)/d (1.5 Bcf/d) during 1996, representing an 81% load factor compared to average daily throughput of 40.8 MMm(3)/d (1.4 Bcf/d) during 1995, representing a 78% load factor.

     Gas Processing. TGS also operates the General Cerri gas processing complex and the associated Galvan loading and storage facility (collectively, the "Cerri Complex") at which natural gas liquids are separated from gas transported through the Argentine Pipeline and are sold or stored for delivery. The Cerri Complex consists of an ethane extraction plant to recover ethane, propane, butane and natural gasoline, together with a lean oil absorption plant to recover propane, butane and gasoline. The Cerri Complex also includes compression and power generation facilities.

     During 1996, TGS began the initiation of the Cerri Complex major expansion, which will consist of the construction of a new processing train of 13 MMm(3)/d (459 MMcf/d) and a new refrigerated storage facility of 45,000 cubic meters (1.6
MMcf) at Puerto Galvan. The expansion is expected to initially generate additional annual processing revenues of approximately $11 million, to be placed in service by the second quarter of 1998. Required investment for this project is estimated to be $60 million.

     Market and Rates. TGS principally serves the greater Buenos Aires area in eastern Argentina although it also serves the more rural provinces of western and southern Argentina. TGS's service area contains approximately 4 million residential, commercial, industrial and electric power generation end-users, including approximately 2.9 million end-users in the greater Buenos Aires area. Direct service to these end-users is provided by four gas distribution companies in the area, all of which are connected to the Argentine Pipeline: MetroGas S.A. ("MetroGas"), Gas Natural BAN S.A. ("BAN"), Camuzzi Gas Pampeana S.A. ("Pampeana") and Camuzzi Gas del Sur S.A. ("Sur"). These distribution companies constitute four of the eight distribution companies established upon the privatization of Gas del Estado. The remaining four distribution companies are located in and serve northern Argentina and are not connected directly to the Argentine Pipeline.

     Gas transportation companies in Argentina operate in an "open access," nondiscriminatory environment in which producers and certain third parties, including distributors, are entitled to equal and open access to the transportation pipeline systems. Rates for gas transportation services are regulated by Ente Nacional Regulador del Gas ("ENARGAS"), the Argentine regulatory agency created at the time of the Gas del Estado privatization to, among other things, regulate TGS, Norte and the gas distribution companies. TGS's initial rates were fixed at the time of the privatization of Gas del Estado for a five-year period ending December 31, 1997, subject to semiannual adjustments. Under Argentine Law No. 24,076 (the "Natural Gas Act"), the regulations thereunder and the TGS License, ENARGAS is responsible for determining the rates that are to be effective during each succeeding five-year period following the initial five-year period ending December 31, 1997. This determination is to be made on the basis of rules which ENARGAS was required to promulgate not later than December 28, 1995.

     ENARGAS issued a preliminary determination on such rules to all licensee companies and, in July 1996, established the cost of capital for the calculation of the investment and efficiency factors. Such cost of capital was set at 11.3% per annum, and is a weighted average cost of capital, net of an estimated future annual inflation rate of 1.9%. The rate review process began on August 13, 1996, when TGS filed with ENARGAS an investment plan amounting to approximately $117 million expected for the second five-year period commencing December 29, 1997. ENARGAS will issue its initial proposal on rate adjustments on March 17, 1997. The licensee companies are then entitled to comment on such proposal until April 28, 1997. Thereafter, ENARGAS will propose its final rate adjustment factors on or before June 28, 1997, allowing the licensee companies the opportunity to appeal ENARGAS's determination. The adjusted rates will become effective December 29, 1997.

     EPCA provides technical assistance to TGS under the terms of an eight-year Technical Assistance Agreement (the "Technical Assistance Agreement"), renewable for additional eight-year terms upon agreement of the parties, in return for which TGS pays EPCA an annual technical assistance fee equal to the greater of
(i) $3 million or (ii) 7% of the amount obtained after subtracting $3 million from TGS's net income before financial income (expense) and holding gains (losses) and income and assets taxes. In return for co-operation and assistance in performing its obligations under the Technical Assistance Agreement, EPCA shares a portion of this fee with the other owners of CIESA. The services provided by EPCA to TGS under the Technical Assistance Agreement include, among other things, assisting TGS in the following matters to the extent that they arise in the ordinary course of business: (i) replacement, repair and renovation of facilities and equipment; (ii) preparation of performance evaluations, operating cost analyses and construction assessments; (iii) advice with respect to safety, reliability and efficiency of the system; (iv) advice with respect to compliance with applicable laws; (v) routine and preventive maintenance and (vi) staff training.

     CIESA. Prior to July 31, 1996, the interests in CIESA were held by Compania de Inversiones en Transporte de Gas S.A. ("CITGAS") (25%), Perez Companc S.A. ("Perez Companc") (25%), Argentina Private Development Trust Company Limited ("APDT") (25%) and EPCA (25%). On July 31, 1996, EPCA and Perez Companc acquired APDT's 25% interest in CIESA, with EPCA and Perez Companc each acquiring
12 1/2%. Pursuant to the Agreement Regarding CIESA Interest (the "CIESA Agreement"), dated as of July 31, 1996, among Enron, Enron Holding Company L.L.C. ("EHC"), EPP and EPCA, Enron financed EPCA's portion of such acquisition by making a $117.5 million loan to EPCA (the "CIESA Acquisition Loan"). The accompanying promissory note, which is guaranteed by EPP, bears interest at the one month London Interbank Offering Rate ("LIBOR") plus 0.75%, with interest due monthly and any accrued and unpaid interest, together with outstanding principal, due on September 30, 1997. On August 23, 1996, EPCA sold 4 1/6% of its newly acquired interest in CIESA to Enron for $39.2 million pursuant to the terms of the CIESA Agreement. EPCA used the proceeds to repay debt.

     In order to manage the capital structure of EPP resulting from the acquisition of the CIESA interest, EPP granted to EHC on July 31, 1996, and EHC subsequently assigned 100% thereof to Enron, an option (the "Option") to acquire all or any portion of such number of Common Shares as have an aggregate Conversion Market Price (as such term is defined in the CIESA Agreement) of $47 million on the date of exercise of the Option. The Option was ratified and the issuance of Common Shares to Enron and to EHC upon the exercise of the Option was approved by the shareholders of EPP. Enron exercised the Option on March 5, 1997, and, in connection therewith, approximately 1.6 million Common Shares were issued to Enron. Proceeds from the issuance of Common Shares were used to repay outstanding debt and for general corporate purposes.

     In a separate transaction on August 8, 1996, Enron and Perez Companc entered into a stock purchase agreement with CITGAS, whereby CITGAS transferred all rights and obligations deriving from its 25% interest in CIESA equally to subsidiaries of Enron and Perez Companc. The CITGAS transaction was approved by ENARGAS on November 13, 1996, and the closing occurred on November 15, 1996. The voting and economic rights associated with such interest of CITGAS in CIESA, however, were transferred effective

August 1, 1996. As a result of the sales by APDT and CITGAS of their respective interests in CIESA, the ownership of CIESA is as follows: Perez Companc and its subsidiary (50%), EPCA (33 1/3%) and Enron (16 2/3%), although voting rights in CIESA are held by Perez Companc (50%) and EPCA (50%).

     Dividend Policy. CIESA is required to vote its TGS shares to cause TGS, to the extent it has cash available, to pay annual dividends equal to TGS's annual net income (less the amounts required to fund certain required legal reserves). In addition, CIESA is required to dividend to its shareholders all of its net income to the extent allowable by law (less current principal repayments and debt reserves).

     In August 1994, TGS's Board of Directors approved a policy of paying semiannual dividends, taking into account cash flow and future capital requirements for expansion of the Argentine Pipeline, while maintaining adequate credit risk quality and a strong financial position. For the amount of dividends paid, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources of EPP -- Primary Sources of Cash."

     Associated Debt. In May 1996, CIESA entered into a $220 million term loan facility with Societe Generale, Banco Supervielle Societe Generale and Goldman, Sachs, & Co. to refinance an existing $215 million loan with Morgan Guaranty Trust Company of New York. The new credit facility matures on November 20, 1997, and bears interest at the Eurodollar rate plus an annual spread of 2.40% for the first six months, increasing up to 3.50% for the last three months. As of December 31, 1996, the total principal amount outstanding under the new credit facility was approximately $220 million.

     In December 1996, CIESA approved the issuance of $220 million of debt securities. Such debt securities qualify as Obligaciones Negociables under Argentine law. Consequently, CIESA has requested the public offering and the authorization of public trading of these debt securities on the Buenos Aires Stock Exchange. Both requests are still pending; however, EPP expects that approval will be obtained during the second quarter of 1997. Net proceeds from this issuance will be used to retire the above mentioned $220 million term loan.

     In March 1996, TGS filed with the U.S. Securities and Exchange Commission (the "SEC") a shelf registration statement for the sale from time to time of up to U.S. $350 million of debt securities. In April 1996, TGS issued $150 million of debt securities under this registration statement, maturing April 2001 at a price of 99.94%. The notes bear interest at an annual fixed rate of 10.25%, payable semiannually.

     At December 31, 1996, CIESA and TGS had an aggregate of $404 million in short-term bank borrowings and $390 million in long-term bank borrowings, which were used to finance working capital needs and capital expenditures.

     Competition and Demand. TGS's gas transportation business faces no substantial direct competition. Although there are no regulatory limitations on entry into the business of providing gas transportation services in Argentina, the construction of a competing pipeline system would require substantial capital investment and the approval of ENARGAS. Moreover, as a practical matter, a direct competitor would have to enter into agreements with distribution companies or end-users to transport a sufficient quantity of gas to justify the capital investment. In the longer term, the ability of new entrants to successfully penetrate TGS's market would depend upon a favorable regulatory climate, increasing demand for gas by end-users, and sufficient investment in downstream facilities to accommodate increased delivery capacity from the transportation systems.

     On a day-to-day basis, TGS competes with Norte, to a limited extent, for service to the distribution companies to which both TGS and Norte are either directly or indirectly connected (Pampeana, MetroGas and BAN). Separately, TGS and Norte compete directly for the transportation of gas from the Neuquen basin to the greater Buenos Aires area. Because the current applicable rates for transportation out of the Neuquen basin are the same for the two companies, the relative volumes of such services will depend principally on the specific arrangements between buyers and sellers of gas between such areas and the perceived quality of service offered by the competing companies.

     ENARGAS has issued rules establishing a system to govern the brokering of excess capacity among the distribution companies and other transporters of natural gas. The system, which will become effective in

April 1997, is to be administered by TGS and Norte. To the extent that such capacity brokerage results in more efficient use of contracted firm capacity, the demand for interruptible transportation service by TGS and Norte customers could decrease.

     The cost of gas relative to competing fuels may also affect the demand for transportation services in the long term. The delivered cost of gas to end-users in Argentina, based on energy content, is currently lower than that of alternative sources of fuel, except for hydroelectric power. Since the generation of hydroelectricity is the lowest cost source of electricity in Argentina, a substantial increase in the availability of hydroelectricity would displace a significant amount of electricity generated by gas-fired power plants in TGS's service territory, thereby causing a decrease in gas usage. This decrease could (i) reduce demand for interruptible gas transportation and (ii) prompt the exercise of step-down rights in firm contracted capacity by TGS's customers.

     Transportation companies should not be directly affected by changes in gas prices resulting from deregulation, since they neither buy nor sell gas. However, competition in gas markets may affect both TGS and Norte to the extent that the gas basins which they service suffer a loss of demand as a result of price competition with gas from other basins. This may affect the volume of gas transported from particular gas producing regions.

     Unlike its transportation business, TGS's gas processing business is not subject to rate regulation. TGS believes it would be very difficult under current market conditions for a potential competitor to build a competing gas processing facility on an economic basis. However, YPF Sociedad Anonima ("YPF") (which accounts for approximately 55% of TGS's current gas processing capacity) has announced, together with Petroleos Brasileiros S.A., a plan to build and operate a 36 MMm(3)/d (1,271 MMcf/d) processing plant. The project which may be joined by other partners is estimated to start up operations in the third quarter of 2000.

     Employees and Labor Relations. As of March 7, 1997, TGS had 720 employees, of whom 584 were operations personnel, 22 were marketing, tariff and legal, regulatory and public affairs personnel, 96 were administration, audit and internal consulting and finance personnel and 18 were other personnel. Approximately 24% of TGS's employees are affiliated with a single union, the Federacion de Empleados de Gas del Estado ("Federacion de Empleados"). Pursuant to a collective labor agreement in place among Federacion de Empleados, TGS and Norte, any employee strike which might affect the running of TGS is prohibited. TGS believes that this agreement enhances its ability to manage its work force effectively.

     Legal Matters. TGS received and denied a request from Gas del Estado for the reimbursement of approximately $23 million paid by Gas del Estado under purchase orders issued for the construction of two compressor plants. Gas del Estado submitted this matter for resolution to ENARGAS, but ENARGAS concluded that it lacks jurisdiction to adjudicate the dispute. In April 1996, Gas del Estado filed a legal action seeking reimbursement from TGS of the $23 million.

     TGS has filed a claim against Gas del Estado and the Argentine government seeking the reimbursement of amounts paid by TGS in connection with the registration and payment of certain easements. On October 7, 1996, the Executive Branch, through Decree No. 1,136/96, created a contribution fund, as provided for in the TGS License, to assume Gas del Estado's obligations for paying easements and any other compensation to land owners for an initial five-year period, beginning with privatization. ENARGAS has started managing the above mentioned fund, which is financed by a special charge included in the transportation rates and reimbursed to ENARGAS. TGS expects to recover the amounts paid related to such easement. The total amount sought by TGS is approximately $3.0 million.

     In addition to the matters discussed above, TGS is a party to certain lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business. EPP believes that the final outcome of such lawsuits and proceedings will not have a material adverse effect on EPP's results of operations or financial condition.

  Colombian Pipeline

     General. EPP's current pipeline operations in Colombia are conducted through Centragas-Transportadora de Gas de la Region Central de Enron Development & Cia., S.C.A. ("Centragas"), a Colombian limited partnership and owner of a 575 km (357 mile) natural gas pipeline and related facilities (the "Colombian Pipeline"). EPP holds a 49% limited partnership interest in Centragas, which it acquired from affiliates of Enron on May 9, 1996. The remaining interest in Centragas is owned by Promigas S.A., a Colombian corporation owning a 25% limited partnership interest ("Promigas"), Tomen Corporation, a Japanese corporation, owning a 25% limited partnership interest, and EDC, an indirect wholly owned subsidiary of Enron owning the 1% general partnership interest.

     Operation of the Colombian Pipeline accounted for approximately 8% of EPP's equity in earnings and technical assistance fees during 1996. Additional information regarding the financial performance of EPP's pipeline operations is set forth in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Pipeline Operations -- Results of Operations" and EPP's financial statements and the notes thereto beginning at Page F-1 of this Form 10-K.

     Gas Transportation. Centragas and Empresa Colombiana de Petroleos, the state-owned oil company of Colombia ("Ecopetrol"), are parties to a Transportation Services Contract dated May 12, 1994 (the "Centragas Services Contract") pursuant to which Centragas will own the Colombian Pipeline and transport natural gas for Ecopetrol through February 23, 2011. At the end of this period, Centragas will transfer the Colombian Pipeline to Ecopetrol "as is" for a payment equal to $500,000 plus 1% of the construction costs, subject to certain adjustments. The Centragas Services Contract further provides that Ecopetrol must pay two monthly tariffs to Centragas: (i) an availability tariff generally designed to cover debt service, certain taxes and return of and on equity for Centragas and (ii) a transportation tariff generally designed to cover the operation and maintenance costs of the Colombian Pipeline. The full amount of the tariffs are payable without regard to the amount of gas Ecopetrol delivers to the Colombian Pipeline.

     The Colombian Pipeline includes 21 lateral lines along its mainline which connect with distribution networks, a dehydration facility and two metering stations. The Colombian Pipeline has an initial design capacity of approximately
3.1 MMm(3)/d (110 MMcf/d) at an inlet pressure of 1,200 pounds per square inch, without compression. Construction of the pipeline was completed and full commercial operation was achieved on February 24, 1996, the date on which Ecopetrol became obligated to pay full tariffs to Centragas pursuant to the Centragas Services Contract.

     Market and Rates. The Colombian Pipeline connects the La Guajira fields in the Atlantic coastal region, a major natural gas producing region, with the industrial center of Barrancabermja serving 31 municipalities along its route. Ecopetrol's refinery in Barrancabermja is the largest consumer of the gas transported through the Colombian Pipeline.

     The permanent availability and transportation tariffs payable by Ecopetrol are set forth in the Centragas Services Contract. The permanent availability tariff deescalates 5% annually, and the transportation tariff is adjusted monthly for inflation in the U.S. and Colombia. The tariffs are also subject to adjustment in the event of any changes in laws or their interpretation which impact Centragas.

     Promigas. Promigas will operate and maintain the Colombian Pipeline through February 23, 2011, pursuant to an Operations and Maintenance Contract between Centragas and Promigas. Promigas is Colombia's largest natural gas pipeline company, transporting approximately 70% of the natural gas consumed in Colombia in 1996. Excluding the Colombian Pipeline, Promigas currently operates approximately 910 km (565 miles) of gas pipelines in Colombia with a capacity in its principal pipeline of approximately 9.1 MMm(3)/d (320 MMcf/d). On January 31, 1996, a wholly owned indirect subsidiary of Enron acquired Ecopetrol's approximate 39% equity interest in Promigas, making such subsidiary of Enron the largest shareholder of Promigas.

     Dividend Policy. Centragas will pay, to the extent permitted by Colombian law and the Centragas Notes described below, annual dividends to its partners. Under Colombian law, dividends are restricted to 90% of annual net income until certain required legal reserve levels are achieved. However, excess cash that would otherwise be available for dividends may be loaned on a long-term basis to partners. For the amount of dividends paid, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources of EPP -- Primary Sources of
Cash."

     Associated Debt. In December 1994, Centragas obtained project debt financing in the amount of $172 million through the issuance of Senior Secured Notes due 2010 (the "Centragas Notes"). The Centragas Notes bear an interest rate of 10.65% per annum, payable quarterly commencing on March 1, 1995. Principal is payable in quarterly installments commencing June 1, 1998. The Centragas Notes are secured by substantially all of the assets of Centragas. As of December 31, 1996, the outstanding balance of the Centragas Notes was $166 million.

     Competition and Demand. Due to the Centragas Services Contract, Centragas' gas transportation business faces no substantial direct competition. In addition, there are regulatory limitations on entry into the business of providing gas transportation services in Colombia, and the construction of a competing pipeline system would require substantial capital investment. Moreover, as a practical matter, a direct competitor would have to enter into agreements to transport a sufficient quantity of gas to justify the capital investment.

     Employees and Labor Relations. As of March 7, 1997, Centragas had two employees, which were commercial and administrative personnel.

     Legal Matters. Under the terms of the Centragas Services Contract, Ecopetrol is obligated to pay to Centragas an early completion bonus of approximately $5.7 million if certain conditions are satisfied. Centragas believes that all of these conditions have been satisfied; however, Ecopetrol is contesting certain aspects of the early completion bonus. Centragas is vigorously asserting its claim to such bonus through an amicable compoundment dispute resolution process whereby an independent engineering firm, chosen by Centragas and Ecopetrol, will decide the issue. Such engineering firm has been engaged, and Centragas anticipates a decision by June 1997. Although no assurances can be given, EPP believes that the ultimate resolution of the dispute with Ecopetrol will not have a material adverse effect on EPP's financial condition or results of operations.

     In addition to the matters discussed above, Centragas is a party to certain lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business. EPP believes that the final outcome of such lawsuits and proceedings will not have a material adverse effect on EPP's results of operations or financial condition.

CURRENT POWER PLANT OPERATIONS

  Subic Bay Plant

     General. EPP owns 50% of a power plant located at the Subic Bay Freeport complex on Luzon Island, the Philippines (the "Subic Bay Plant"). The Subic Bay Plant, which commenced commercial operations in February 1994, consists of eight Bunker C oil-fired diesel engine generator packages having a current net power-generating contracted capacity of 116 MW. EPP holds its interest in the Subic Bay Plant through its wholly owned subsidiary, Enron Power Philippines Corp. ("EPPC"). EPPC, in turn, owns 50% of Subic Power Corp., the owner of the Subic Bay Plant. The remaining 50% of Subic Power Corp. is owned by three Philippine companies.

     The Subic Bay Plant is located on approximately six acres of land which is leased by Subic Power Corp. from National Power Corporation ("NPC"), the primary electric power supplier in the Philippines. For the year ended December 31, 1996, the Subic Bay Plant operated at an average contract availability of 86% and an average heat rate of 8,240 Btu/kwh. These levels permitted the Subic Bay Plant to meet its contractual obligations to NPC and receive payment in full from NPC under the Subic BOT Agreement (defined below).

     Operations of the Subic Bay Plant accounted for approximately 11% of EPP's equity in earnings and technical assistance fees during 1996. Additional information regarding the financial performance of EPP's power plant operations is set forth in "Item 7 -- Management's Discussion and Analysis of Financial

Condition and Results of Operations -- Power Plant Operations -- Results of Operations" and EPP's financial statements and the notes thereto beginning at Page F-1 of this Form 10-K.

     Plant Operation and Maintenance. Pursuant to the terms of the Second Fast Track Build, Operate and Transfer Project Agreement between Enron Power Development Corp. ("EPDC"), an indirect wholly owned subsidiary of Enron Corp., and NPC, dated January 7, 1993 (the "Subic BOT Agreement"), Subic Power Corp. will operate, maintain and manage the Subic Bay Plant and produce electric power for NPC until February 22, 2009. At the end of this contractual period, the Subic Bay Plant will be transferred "as is" to NPC without the payment of any compensation. Prior to this date, NPC may choose or be required to purchase Subic Power Corp.'s interest in the Subic Bay Plant under the circumstances specified in the Subic BOT Agreement.

     The Subic BOT Agreement requires NPC to pay (i) capacity fees under a formula related to the availability of the Subic Bay Plant which are designed to cover the debt service on the project financing for the Subic Bay Plant, periodic maintenance costs and other fixed expenses and to provide a return on investment, (ii) fixed operation and maintenance fees under a formula related to the availability of the Subic Bay Plant and (iii) energy fees based upon the actual output of electric power from the Subic Bay Plant. In addition, the Subic BOT Agreement provides for an annual bonus or penalty based upon the difference between NPC's actual fuel costs for operating the Subic Bay Plant and the cost of fuel at a specified heat rate.

     NPC's payment obligations under the Subic BOT Agreement are the sole source of revenues for the Subic Bay Plant. Because of Subic Power Corp.'s dependence on NPC, any material failure of NPC to fulfill its obligations under the Subic BOT Agreement could have a material adverse effect on Subic Power Corp. and, consequently, EPP. The Republic of the Philippines, which owns NPC, has provided a performance undertaking pursuant to which NPC's obligations under the Subic BOT Agreement are guaranteed by the Republic of the Philippines under certain circumstances.

     Pursuant to the terms of a 15-year Operation and Maintenance Advisor Agreement (the "Subic O&M Advisor Agreement") between Subic Power Corp. and Enron Power Philippines Operating Company ("EPPOC"), an indirect wholly owned subsidiary of Enron, EPPOC establishes policies, procedures, plans and budgets for the operation and maintenance of the Subic Bay Plant. For its services, EPPOC is paid a base fee equal to 2% of the gross revenues of the Subic Bay Plant. The annual fee is subject to decrease for penalties or increase for bonuses based on actual heat rate and plant availability achieved annually by the Subic Bay Plant. The fee also is adjusted annually based on the rate at which the fixed operation and maintenance fees charged under the Subic BOT Agreement increase.

     Under the terms of a 15-year Operation and Maintenance Supervision Agreement between Subic Power Corp. and Enron Subic Power Corp. ("ESPC"), an indirect wholly owned subsidiary of Enron, ESPC supervises and manages all day-to-day operation and maintenance services for the Subic Bay Plant. ESPC is reimbursed by Subic Power Corp. for expenses it incurs in providing the services pursuant to an annual budget which is approved by Subic Power Corp.

     Market and Rates. The electric power industry in the Philippines currently consists of NPC, various independent power producers and distributors and municipal and privately owned utilities. NPC is a state-owned entity that sells electricity to industrial and other end-users and to distributors for distribution to end-users. In recent years, the growth of electric power consumption in the Philippines and deficiencies in operating plants have resulted in serious shortages in the supply of electric power. Although recent additions of significant amounts of new capacity have greatly improved the situation, projected growth in demand for electricity in the Philippines remains high.

     Dividend Policy. Subic Power Corp. determines the amount of annual dividends, if any, in a manner that would maximize the after-tax cash distributions and earnings to its shareholders while taking into account its working capital needs and debt service needs. The payment of dividends depends on the financial performance of Subic Power Corp. and is subject to certain restrictions contained in the Subic Indenture (defined below). For the amount of dividends paid, see "Item 7 -- Management's Discussion and Analysis of Financial

Condition and Results of Operations -- Liquidity and Capital Resources of EPP -- Primary Sources of Cash."

     Associated Debt. In December 1993, Subic Power Corp. issued $105 million in senior secured notes (the "Subic Notes"), pursuant to an Indenture with Citibank, N.A. (the "Subic Indenture") which mature December 28, 2008. Interest accrues on the Subic Notes at a rate of 9.5% per annum, payable semiannually in arrears. Principal on the Subic Notes is payable in equal semiannual installments of approximately $3.6 million. The Subic Notes are secured by substantially all of the assets of Subic Power Corp. and contain certain restrictive covenants, including, among other things, a prohibition on distributions to its shareholders other than in capital stock of Subic Power Corp. if certain circumstances occur. As of December 31, 1996, the outstanding balance on the Subic Notes was $91 million. Enron Corp. has guaranteed the next principal and interest payment as it becomes due under the Subic Notes in the event NPC fails to pay amounts due under the Subic BOT Agreement. EPP has agreed to indemnify Enron against the liabilities incurred by Enron in performing its obligations under the above guarantee. See Note 9 and Note 12 of EPP's financial statements and the notes thereto beginning at Page F-1 of this Form 10-K.

     Competition and Demand. Due to the Subic BOT Agreement, Subic Power Corp.'s power-generating business faces no substantial direct competition. In addition, there are regulatory limitations on entry into the business of providing power-generating services in the Philippines and the construction of a competing power plant would require substantial capital investment. Moreover, as a practical matter, a direct competitor would have to enter into agreements with customers to generate a sufficient quantity of electricity to justify the capital investment.

     Employees and Labor Relations. At March 7, 1997, Subic Power Corp. had 116 employees, of which 111 were operations personnel and 5 were administration and finance personnel.

     Legal Matters. Subic Power Corp. is a party to certain lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business. EPP believes that the final outcome of such lawsuits and proceedings will not have a material adverse effect on EPP's results of operations or financial condition.

  Batangas Plant

     General. EPP owns 50% of a power plant located in Pinamucan, Batangas, on Luzon Island, approximately 160 km (100 miles) southeast of Manila (the "Batangas Plant"). The Batangas Plant, which commenced commercial operations in July 1993, consists of eight bunker oil-fired diesel engine generator packages having a current net power-generating contracted capacity of 110 MW. EPP holds its interest in the Batangas Plant through EPPC, which, in turn, owns 50% of Batangas Power Corp., the owner of the Batangas Plant. The remaining 50% of Batangas Power Corp. is owned by a Philippine company, one of Batangas Power Corp.'s lenders and an affiliate of another of Batangas Power Corp.'s lenders.

     The Batangas Plant is located on approximately 15 acres of land which is leased by Batangas Power Corp. from Chemphil-LMB Incorporated, a Philippine corporation. For the year ended December 31, 1996, the Batangas Plant operated at an average contract availability of 88% and an average heat rate of 8,428 Btu/kwh. These levels permitted the Batangas Plant to meet its contractual obligations to NPC and receive payment in full from NPC under the Batangas BOT Agreement (defined below).

     Operations of the Batangas Plant accounted for approximately 5% of EPP's equity in earnings and technical assistance fees during 1996. Additional information regarding the financial performance of EPP's power plant operations is set forth in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Power Plant Operations -- Results of Operations" and EPP's financial statements and the notes thereto beginning at Page F-1 of this Form 10-K.

     Plant Operation and Maintenance. Pursuant to the terms of a Fast Track Build, Operate and Transfer Project Agreement between EPDC and NPC, dated June 29, 1992 (the "Batangas BOT Agreement"), Batangas Power Corp. will operate and maintain the Batangas Plant and produce electric power for NPC until July 15, 2003. At the end of this contractual period, the Batangas Plant will be transferred "as is" to NPC without the payment of any compensation. Prior to this date, however, NPC may choose or be required to purchase Batangas Power Corp.'s interest in the Batangas Plant under the circumstances specified in the Batangas BOT Agreement.

     The Batangas BOT Agreement requires NPC to make payments to Batangas Power Corp. on a basis similar to those made to Subic Power Corp. under the Subic BOT Agreement except that (i) there are no separately calculated energy fees and
(ii) the heat rate bonus/penalty is calculated against a higher base heat rate.

     Similar to the Subic Bay Plant arrangement, NPC's payment obligations under the Batangas BOT Agreement are the sole source of revenues for the Batangas Plant. Consequently, any material failure of NPC to fulfill its obligations under the Batangas BOT Agreement could have a material adverse effect on Batangas Power Corp. and EPP. The Republic of the Philippines, which owns NPC, has provided a performance undertaking guaranteeing NPC's obligations under the Batangas BOT Agreement under certain circumstances.

     Pursuant to the terms of a ten-year Operation and Maintenance Management Agreement (the "Batangas O&M Agreement") between Batangas Power Corp. and Enron Power Corp.-U.S. ("EPCUS"), an indirect wholly owned subsidiary of Enron, a subsidiary of EPCUS establishes policies, procedures, plans and budgets for the operation and maintenance of the Batangas Plant. EPCUS is paid a similar fee for its services as that paid to EPPOC pursuant to the Subic O&M Advisor Agreement described above.

     Under the terms of a ten-year Operation and Maintenance Supervision Agreement between Batangas Power Corp. and ESPC, ESPC supervises and manages the operation and maintenance of the Batangas Plant. ESPC is reimbursed by Batangas Power Corp. for expenses it incurs pursuant to an annual budget which is approved by Batangas Power Corp.

     Market. See discussion above in "Item 1 -- Business -- Current Power Plant Operations -- Subic Bay Plant -- Market."

     Dividend Policy. Batangas Power Corp. determines the amount of annual dividends, if any, in a manner that would maximize the amount of after-tax cash distributions to its shareholders while taking into consideration its working capital needs and debt service needs. The payment of dividends depends on the financial performance of Batangas Power Corp. and is subject to certain restrictions contained in the Batangas Loans described below. For the amount of dividends paid, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources of EPP -- Primary Sources of Cash."

     Associated Debt. In 1994, Batangas Power Corp. borrowed an aggregate principal amount of $95 million under term loan agreements with the Overseas Private Investment Corporation ("OPIC") in the amount of $50 million (the "OPIC Loan"), the Asian Development Bank ("ADB") in the amount of $26.5 million (the "ADB Loan"), and Citibank, N.A., as agent ("Citibank") for Citibank, N.A. and The First National Bank of Boston in the amount of $18.5 million (the "Citibank Loan" and, together with the OPIC and ADB Loans, the "Batangas Loans"). The OPIC and ADB Loans mature in 2003, and the Citibank Loan matures in 1999. Interest accrues on the Batangas Loans at the rates of 9.12% per annum for the OPIC Loan, 10.25% per annum for the ADB Loan and 1.5% over the one month LIBOR per annum for the Citibank Loan. The principal and interest on the Batangas Loans are payable semiannually and, in the case of principal, payable in equal installments over the life of each of the Batangas Loans. The Batangas Loans, which are secured by substantially all of the assets of Batangas Power Corp., contain certain restrictive covenants, including, among other things, a prohibition on distributions to its shareholders if certain circumstances arise. As of December 31, 1996, the principal amounts outstanding on the OPIC, ADB and Citibank Loans were $34.5 million, $18.5 million and $8.4 million, respectively.

     Enron Corp. and Chemholding Corp., a Philippine corporation, have jointly and severally guaranteed 25% of the outstanding principal and interest due under the OPIC Loan in the event NPC fails to pay amounts due under the Batangas BOT Agreement. EPP has agreed to indemnify Enron against the liabilities incurred by Enron in performing its obligations under the above guarantee.

     Competition and Demand. Due to the Batangas BOT Agreement, Batangas Power Corp.'s generating business faces no substantial direct competition. In addition, there are regulatory limitations on entry into the business of providing power-generating services in the Philippines, and the construction of a competing power plant would require substantial capital investment. Moreover, as a practical matter, a direct competitor would have to enter into agreements with customers to generate a sufficient quantity of electricity to justify the capital investment.

     Employee and Labor Relations. As of March 7, 1997, Batangas Power Corp. had 110 employees, of which 108 were operations personnel and two were administrative and finance personnel. Batangas Power Corp. is currently negotiating a collective bargaining agreement with a union representing certain of its employees. Although the outcome of such negotiations cannot be predicted, EPP believes that the ultimate resolution of this matter will not have a material adverse effect on EPP's financial position or results of operations.

     Legal Matters. Batangas Power Corp. is a party to certain lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business. EPP believes that the final outcome of such lawsuits and proceedings will not have a material adverse effect on EPP's results of operations or financial condition.

  Puerto Quetzal Plant

     General. EPP owns 50% of a power plant mounted on two movable barges, flagged as U.S. vessels, which are moored in a protected slip in Puerto Quetzal, the principal port facility on Guatemala's Pacific coast (the "Puerto Quetzal Plant"). The current net power-generating contracted capacity of the Puerto Quetzal Plant is 110 MW. The Puerto Quetzal Plant, which is the first privately owned project financed power plant in Central America, commenced commercial operations in February 1993. EPP holds its interest in the Puerto Quetzal Plant through its 50% owned subsidiary, Puerto Quetzal Power Corp. ("PQPC"). The remaining 50% of PQPC is owned by a local partner. The Puerto Quetzal Plant commenced commercial operations in February 1993.

     During the year ended December 31, 1996, the Puerto Quetzal Plant operated at an average contract availability of 91.6% and an average heat rate of 9,382 Btu/kwh. In 1995 and 1996, PQPC modified the engines and improved operation and maintenance procedures at the Puerto Quetzal Plant in an effort to reduce the replacement rate of certain consumable parts and improve operating efficiency.

     Operation of the Puerto Quetzal Plant accounted for approximately 6% of EPP's equity in earnings and technical assistance fees during 1996. Additional information regarding the financial performance of EPP's power plant operations is set forth in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Power Plant Operations -- Results of Operations" and EPP's financial statements and the notes thereto beginning at Page F-1 of this Form 10-K.

     Plant Operation and Maintenance. PQPC has entered into an agreement (the "Puerto Quetzal PPA"), with Empresa Electrica de Guatemala, S.A. ("EEGSA"), a private company 92% owned by the Guatemalan government pursuant to which PQPC is required to provide to EEGSA 90 to 110 MW of capacity and the corresponding energy from the Puerto Quetzal Plant. In return, EEGSA is obligated to pay for such capacity (not in excess of 110 MW) and also to pay for at least 50% of the available energy output at the Puerto Quetzal Plant. Enron has guaranteed PQPC's performance under the Puerto Quetzal PPA; and EPP has agreed to indemnify Enron against liabilities incurred by Enron under this guarantee. The Puerto Quetzal PPA terminates in February 2008.

     PQPC and Electricidad Enron de Guatemala, S.A., an indirect wholly owned subsidiary of Enron ("Enron-Guatemala"), are parties to an Operation and Maintenance Agreement dated November 13, 1992 (the "Puerto Quetzal O&M Agreement"). Pursuant to the terms of the Puerto Quetzal O&M Agreement, Enron-Guatemala will operate and maintain the Puerto Quetzal Plant until the termination of the contractual term, February 2008. Enron-Guatemala is entitled to monthly fees for its services which collectively cannot exceed 1.8% of the gross revenues of the Puerto Quetzal Plant. In addition, Enron-Guatemala is eligible or liable, as the case may be, for a bonus or penalty based on the actual heat rate and plant availability achieved each year by the Puerto Quetzal Plant compared with the operating plan adopted for that year.

     PQPC obtains its fuel pursuant to a Fuel Supply Agreement dated effective December 31, 1995, with Enron Power Oil Supply Corp., an indirect wholly owned subsidiary of Enron ("EPOS"). Under the terms of the Fuel Supply Agreement, EPOS is obligated to supply all of PQPC's fuel requirements until December 31, 2007.

     PQPC and Enron Global de Guatemala, S.A., an indirect wholly owned subsidiary of Enron ("EGG"), are parties to an Administrative and Commercial Support Agreement dated effective December 31, 1995 (the "Administrative and Commercial Support Agreement"). Pursuant to the terms of the Administrative and Commercial Support Agreement, EGG will render commercial, financial and administrative services to PQPC until December 31, 2008. EGG is entitled to an annual fee for its services plus reimbursable expenses.

     Market. The electric power market in Guatemala is composed of power generators, which include the government-owned and operated Instituto Nacional de Electrificacion-INDE, EEGSA, a variety of independent power producers and the Puerto Quetzal Plant. Approximately 25% of Guatemala's average daily energy demand is supplied by the Puerto Quetzal Plant.

     EEGSA is the primary supplier of thermoelectric power to Guatemala. EEGSA sells electricity to end-users such as households, industries and commercial establishments and is responsible for the distribution of approximately 75% of the daily energy consumed in Guatemala nationwide.

     In recent years, the demand for electric power has frequently exceeded available capacity and output in Guatemala. Failure to maximize existing capacity coupled with the growth of consumption and demand has led to power shortages and blackouts. In an effort to address the electricity shortage, EEGSA has entered into power purchase agreements with the private sector adding approximately 200 MW of generating capacity (including the Puerto Quetzal Plant) and is pursuing additional contracts with the private sector.

     Dividend Policy. PQPC determines the amount of annual dividends, if any, in a manner that would maximize the amount of after-tax cash distributions to its stockholders while taking into consideration its working capital and debt service needs. The payment of dividends depends on the financial performance of PQPC and is subject to certain restrictions contained in the Puerto Quetzal Loans (defined below). For the amount of dividends paid, see "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources of EPP -- Primary Sources of Cash."

     Associated Debt. In 1993, PQPC borrowed $71 million under three term loans (the "Puerto Quetzal Loans") with International Finance Corporation ("IFC"). The "IFC A Loan," in the principal amount of $13.4 million, accrues interest at a rate of 9.94% per annum. Principal on the IFC A Loan is payable in 35 quarterly installments of $372,000 each and a final installment of $380,000. The "IFC B Loan," in the principal amount of $51 million, accrues interest at a rate of 3.25% per annum above the one, two or three month LIBOR rate depending upon which rate is closest to the duration of the relevant interest period. The LIBOR portion of the interest rate on the IFC B Loan has been hedged under an interest rate swap agreement since the fourth quarter of 1995 such that the total interest rate on the IFC B Loan is fixed at 9.37% per annum from September 15, 1995, through September 15, 2001. Principal on the IFC B Loan is payable in 32 quarterly installments of approximately $1.6 million each. The "IFC C Loan," in the principal amount of $6.6 million, accrues interest at a rate of 14% per annum. Interest on the IFC C Loan is payable quarterly until the IFC C Loan matures in 2003. Principal on the IFC C Loan is payable in 40 quarterly installments of $165,000 each. The Puerto Quetzal Loans, which are secured by substantially all of the assets of PQPC, contain certain restrictive covenants, including, among other things, a prohibition on distributions to its stockholders if certain circumstances arise. As of December 31, 1996, the principal amounts outstanding on the IFC A, IFC B and IFC C Loans were $8.6 million, $30.2 million and $4.6 million, respectively.

     Enron has provided two irrevocable standby letters of credit to the IFC, each in the amount of $3 million, to cover current debt service requirements of PQPC under the IFC Loans. EPP has agreed to indemnify Enron for calls against one of the $3 million letters of credit.

     Competition and Demand. Due to the Puerto Quetzal PPA, PQPC's power-generating business faces no substantial direct competition. In addition, there are regulatory limitations on entry into the business of providing power-generating services in Guatemala, and the construction of a competing power plant would require substantial capital investment. Moreover, as a practical matter, a direct competitor would have to enter into agreements with customers to generate a sufficient quantity of power to justify the capital investment.

     Employees and Labor Relations. As of March 7, 1997, the Puerto Quetzal Plant utilized approximately 133 operations and maintenance personnel.

     Legal Matters. PQPC is a party to certain lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business. EPP believes that the final outcome of such lawsuits and proceedings will not have a material adverse effect on EPP's results of operations or financial condition.

  Puerto Plata Plant

     General. On June 18, 1996, EPP purchased 50% of a power plant mounted on two barges, flagged as Panama vessels, grounded on pilings in a protected slip on the north coast of the Dominican Republic at Puerto Plata (the "Puerto Plata Plant"). The current net power-generating contracted capacity of the Puerto Plata Plant is 185 MW. EPP owns its interest in the Puerto Plata Plant through its 50% owned subsidiary, Smith/Enron Cogeneration Limited Partnership ("Smith/Enron"). Affiliates of Enron and Smith Cogeneration International, Inc. ("SCI"), a British Virgin Islands company in which EPP has no interest, own the remaining 50% of Smith/Enron. The Puerto Plata Plant commenced commercial operations on January 16, 1996.

     The Puerto Plata Plant is operated and maintained by Smith/Enron O&M Limited Partnership ("Smith/Enron O&M") which is owned 50% by EPP and 50% by affiliates of SCI. During the year ended December 31, 1996, the Puerto Plata Plant operated at an average contract availability of 92% and an average heat rate of 10,400 Btu/kwh.

     Operation of the Puerto Plata Plant accounted for approximately 9% of EPP's equity in earnings and technical assistance fees during 1996. Additional information regarding the financial performance of EPP's power plant operations is set forth in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Power Plant Operations -- Results of Operations" and EPP's financial statements and the notes thereto beginning at Page F-1 of this Form 10-K.

     Plant Operation and Maintenance. Pursuant to the terms of the Electric Energy Supply and Sales Contract dated July 26, 1993 (as amended, the "Puerto Plata Energy Supply Contract"), among Smith/Enron, Corporacion Dominicana de Electricidad ("CDE") and the Government of the Dominican Republic (the "DR Government"), Smith/Enron will provide plant capacity and electricity to CDE until January 16, 2015, with the option for CDE to extend for one year. The Puerto Plata Energy Supply Contract requires CDE to make fixed capacity payments, fixed and variable operation and maintenance payments and an energy payment providing for a pass-through of the Puerto Plata Plant's fuel costs. The capacity payments are designed to cover debt service and return on equity for Smith/Enron, and the operations and maintenance payments are designed to cover the operation and maintenance costs of the Puerto Plata Plant. The DR Government has guaranteed the performance of CDE's obligations under the Puerto Plata Energy Supply Contract.

     Smith/Enron and Smith/Enron O&M are parties to an Administrative Services and Operation and Maintenance Agreement dated March 1, 1994 (the "Puerto Plata O&M Agreement"). Smith/Enron utilized the services of Smith/Enron O&M in the start-up of the Puerto Plata Plant and will continue to use Smith/Enron O&M's services in the operation and maintenance of the Puerto Plata Plant through January 16, 2015. Pursuant to the terms of the Puerto Plata O&M Agreement, Smith/Enron O&M is entitled to an initial fixed fee of (a) 2% of the Puerto Plata Plant's gross revenue for each month of a simple cycle operations and (b) $2.1 million for each operating year of combined cycle operations. In addition, Smith/Enron O&M is eligible or liable, as the case may be, for a bonus or penalty based on the actual heat rate and plant availability achieved each year at the Puerto Plata Plant compared with the operating plan adopted for each year.

     Smith/Enron obtains fuel pursuant to two Fuel Supply Agreements (the "Fuel Supply Agreements") with Enron Fuels International, Inc., an indirect wholly owned subsidiary of Enron ("EFI"). Under the terms of the Fuel Supply Agreements, EFI is obligated to supply all of Smith/Enron's fuel requirements, until January 16, 2015, subject to termination every four years commencing in 1998.

     Market. Electricity in the Dominican Republic is provided by CDE, independent power producers and self generators. CDE, the semi-autonomous agency owned by the Dominican State, was created in 1955 as a result of the nationalization of Compania Electrica de Santo Domingo, a subsidiary of the Stone & Webster Corporation.

     The energy sector infrastructure must support a population of approximately
7.7 million people. The population has increased 2.1% each year on the average since 1984 and is projected to continue to increase through 2015. The Dominican Republic is presently faced with a serious shortage of available capacity that has caused blackouts and rationing, leading industrial, commercial and residential consumers increasingly to depend upon self generation.

     Dividend Policy. Smith/Enron determines the amount of annual dividends, if any, in a manner that would maximize the after-tax cash distributions to its partners while taking into account its working capital and debt service needs. Smith/Enron must pay or make adequate reserve for operating and maintenance costs, taxes and debt service prior to the distribution of any dividends. The payment of dividends, which depends on the financial performance of Smith/Enron and is subject to certain restrictions contained in the Smith/Enron Loans (defined below). Smith/Enron did not declare or pay dividends in 1996.

     Associated Debt. Smith/Enron has loans and debt obligations (collectively, the "Smith/Enron Loans") with the IFC, Commonwealth Development Corporation, Deutsche Investitions and Entwicklungs Gesellschaft MBH ("DEG") and the United States of America. Smith/Enron has pledged as collateral for its obligations under the Smith/Enron Loans all of its land, machinery and equipment and a $24 million letter of credit issued by the DR Government in favor of Smith/Enron.

     In addition to the Smith/Enron Loans, Smith/Enron is a party to a currency and interest rate swap agreement dated September 8, 1995, with the IFC, whereby Smith/Enron has agreed to pay 12.02% on the outstanding principal of $10.1 million to the IFC, and the IFC has agreed to pay Smith/Enron's Deutsche Marks 15 million obligation to DEG at an interest rate of 11.10%.

     Additionally, Smith/Enron procured certain cost overrun loans ("COLs") for construction related items from Enron affiliates. In connection with the purchase of the 50% interest in Smith/Enron, EPP purchased approximately $10.7 million face amount of COLs for approximately $8.5 million in exchange for approximately 0.3 million Common Shares. All COLs bear interest at 13.5% with interest and principal payable semiannually through December 2003. As of December 31, 1996, Smith/Enron owed approximately $10.7 million and $1.0 million in COLs to EPP and Enron affiliates, respectively.

     As of December 31, 1996, the total approximate principal amount outstanding, in the aggregate, on the Smith/Enron Loans and the COLs was $157 million.

     On February 26, 1997, pursuant to the purchase arrangement between Enron and EPP, Enron funded through EPP two additional COLs totaling approximately $3.2 million at 13.5% interest, with interest and principal payable semiannually through December 2004. See Note 2 and Note 13 to EPP's financial statements and the notes thereto beginning at Page F-1 of this Form 10-K.

     Competition and Demand. Due to the Puerto Plata Energy Supply Contract, Smith/Enron's power-generating business faces no substantial direct competition. In addition there are regulatory limitations on entry into the business of providing power-generating services in the Dominican Republic, and the construction of a competing power plant would require substantial capital investment. Moreover, as a practical matter, a direct competitor would have to enter into agreements with customers to generate a sufficient quantity of electricity to justify the capital investment.

     Employees and Labor Relations. As of March 7, 1997, the Puerto Plata Plant employed approximately 47 operations and maintenance personnel.

     Legal Matters. Smith/Enron is currently involved in an International Chamber of Commerce arbitration proceeding against CDE and the DR Government. Smith/Enron has alleged that CDE owes approximately $23 million in past due amounts under the Puerto Plata Energy Supply Contract, a claim which CDE disputes as to $21.7 million. CDE has alleged that Smith/Enron owes approximately $15.2 million in delay damages to CDE pursuant to the Puerto Plata Energy Supply Contract. In addition to CDE's claims, the DR Government has alleged that its guaranty of CDE's obligations under the Puerto Plata Energy Supply Contract and the $24 million letter of credit furnished by the DR Government are void because such commitments were not approved by the Congress of the Dominican Republic. The DR Government has also requested that the arbitration tribunal enjoin Smith/Enron from drawing on the letter of credit. In the arbitration proceeding, Smith/Enron has denied the claims of CDE and the DR Government and is defending against such claims. Smith/Enron's defense will include the fact that the claim for delay damages was previously waived by CDE and the DR Government in an earlier contractual undertaking. Smith/Enron believes that it has strong legal and factual defenses and is vigorously pursuing its claims against, as well as contesting the claims brought by, CDE and the DR Government. Smith/Enron anticipates a decision by the arbitration panel by the end of 1997. Although no assurances can be given, EPP believes that the ultimate resolution of this matter will not have a material adverse effect on EPP's financial position or results of operations.

     On October 5, 1994, Hotelera del Atlantico, S.A. ("Hotelera"), the owner of a hotel located near the Puerto Plata Plant, initiated an action against Smith/Enron in the Dominican Republic. Hotelera has requested damages in excess of 1.5 billion Pesos (approximately $108 million based on a conversion rate of 13.83 Pesos/U.S. dollar) and a penalty of 50,000 Pesos (approximately $3,600) for each day Smith/Enron continued to operate the Puerto Plata Plant after the action was initiated. Hotelera alleges that physical damage and nuisance were caused to the hotel by the operation of the Puerto Plata Plant. An agreement between the parties was reached and a settlement agreement was signed on December 15, 1994 (the "Settlement Agreement"). However, on September 4, 1995, Hotelera filed a petition with the Dominican Republic Council of Reconciliation and Arbitration alleging, among other things, that the environmental guidelines of the World Bank had not been followed by Smith/Enron as agreed to in the Settlement Agreement. Smith/Enron believes that it has complied with the World Bank guidelines and intends to defend against such claims. While Enron has agreed to indemnify EPP from any changes in investment value due to the financial impact to the project of the Hotelera dispute, an adverse decision in the Hotelera dispute may impact EPP's earnings from Smith/Enron. Although no assurances can be given, EPP believes that the ultimate resolution of this matter will not have a material adverse effect on EPP's financial position or results of operations.

     Smith/Enron, General Electric Company, Raytheon Engineers & Constructors, Enron Power Construction Company and certain subcontractors and insurers have been involved in discussions covered by a confidentiality arrangement relating to claims arising from the design, construction, start-up, testing and operation of the Puerto Plata Plant. A settlement of claims has been initiated and consent of Smith/Enron's lenders is being sought for such settlement. While Enron has agreed to indemnify EPP from any changes in the investment value due to the potential financial impact of the settlement on the project, the settlement could impact EPP's earnings from Smith/Enron. Although no assurances can be given, EPP believes that the ultimate resolution of this matter will not have a material adverse effect on EPP's financial position or results of operations.

     In addition to the matters discussed above, Smith/Enron is a party to certain lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business. EPP believes that the final outcome of such lawsuits and proceedings will not have a material adverse effect on EPP's results of operations or financial condition.

PURCHASE RIGHT AGREEMENT

     The Purchase Right Agreement, a copy of which has been filed as an exhibit to this Form 10-K, requires that Enron offer to EPP all of its ownership interests in certain power plant and natural gas pipeline projects (the "Eligible Projects"). Eligible Projects generally include (i) the Designated Development Projects (defined below) and (ii) subject to certain exceptions, any other power plant or natural gas pipeline project developed by Enron, or developed by others and acquired by Enron, that is located outside the United States, Canada and Western Europe and that begins commercial operations prior to January 1, 2005. The Designated Development Projects presently include three identified development stage projects (power plants in each of China, India and Turkey) and an additional project to be designated by Enron. As of the date of this Form 10-K, the additional project has not yet been designated, although Enron and EPP are in discussions about such designation.

     With certain exceptions, Enron is required to offer all of its ownership interest in each Eligible Project to EPP within one year after commencement of its commercial operations. Enron has informed EPP that it generally expects to offer to EPP an ownership interest which either represents 50% of an underlying Eligible Project or, if smaller than 50%, is as large as or larger than that of any other single equity holder in the project. In general, Enron may determine the sale price at which it offers its ownership interests in the Eligible Projects. However, Enron is required to offer interests in each of the Designated Development Projects at a price (i) that is projected to result in positive average incremental earnings per share and net cash flow per share for the five calendar years commencing with the calendar year of the proposed purchase and (ii) which reflects an internal rate of return of no lower than 14% and no higher than 35% based on the proposed price, net working capital on the closing date and the project's projected net cash flows for the life of the project after local taxes but before U.S. federal income taxes. The interests in projects other than Designated Development Projects may be offered at any price determined by Enron, as long as Enron's offer complies with the terms of the Purchase Right Agreement. However, the Purchase Right Agreement provides that Enron will have complied with its obligation to offer its interest in the project if Enron's offer is (i) commercially reasonable and (ii) within a range that a reasonable offeree that is knowledgeable in the industry could reasonably accept both as determined in Enron's sole judgment at the time the offer is made and taking into consideration the terms, conditions and price of its offer. Notwithstanding the above, Enron is not required to offer its interest in any project at a price that is below Enron's book value (under U.S. generally accepted accounting principles ("U.S. GAAP")) for such interest.

     The Amended and Restated Limited Liability Company Agreement of EPP (the "Company Agreement") provides for the establishment of an oversight committee (the "Oversight Committee") composed solely of outside directors. The Oversight Committee has the sole authority to determine whether EPP should accept or reject projects offered by Enron pursuant to the Purchase Right Agreement. The Oversight Committee, however, cannot accept an offer from Enron under the Purchase Right Agreement unless it obtains an opinion from an internationally recognized independent financial advisor that the proposed purchase consideration to be paid by EPP is fair, from a financial point of view, to EPP. In the event an offer is approved, the consideration paid by EPP will consist solely of Common Shares unless Enron and EPP otherwise agree.

     In addition to the foregoing, the Oversight Committee may, and in certain circumstances is required to, review the terms of acquisitions from Enron outside the Purchase Right Agreement. The Oversight Committee may also consider and resolve matters involving conflicts of interest between EPP and Enron.

DESIGNATED DEVELOPMENT PROJECTS; FUTURE PROJECTS

     The following is a brief description of the Designated Development Projects which EPP expects to have the opportunity to purchase from Enron. These projects are in various stages of development or operations; thus the information set forth below is subject to change. In addition, these projects are, to varying degrees, subject to all of the risks associated with project development, construction and financing in foreign countries, including, without limitation, the receipt of permits and consents, the successful resolution of any litigation, political risk and the availability of project financing on acceptable terms. There can be no assurance that any of these projects will commence commercial operations or, if they do, that EPP will purchase any of these projects from Enron.

     Hainan Island. Hainan Meinan Power Company CJV ("HMPC"), a Sino-American cooperative joint venture, was formed to construct and operate a 154 MW diesel combined cycle power plant (the "Hainan Plant") in Hainan Province, People's Republic of China ("PRC"). Each of Enron and Singapore Power

International Pte. Ltd. ("Singapore Power") indirectly owns a 50% indirect interest in HMPC. The Hainan Plant is currently operated and maintained by an affiliate of Enron.

     The Hainan Plant sells its electric power pursuant to the terms of a Power Purchase Contract dated September 8, 1994 (the "Hainan PPC") among Wenchang Power C.V., a Netherlands limited partnership indirectly owned by Singapore Power and affiliates of Enron, HMPC and Hainan Electric Power Corporation ("HEPCO"). HEPCO is the Chinese power company formed by the Hainan Electric Power Bureau, an arm of the provincial government, to own and operate power plants and transmission facilities within Hainan Province. The Hainan PPC requires HMPC to provide electricity to HEPCO for a period of 12 years from December 15, 1995, the date simple cycle operations commenced at the Hainan Plant. At the end of this 12-year period, HMPC is required to transfer the Hainan Plant to HEPCO for nominal consideration. During the term of the Hainan PPC, HEPCO must make fixed and variable capacity payments and an energy payment to HMPC. The fixed capacity payment is designed to cover debt service, fixed and variable operation and maintenance costs, taxes and return on equity.

     HEPCO and HMPC are currently renegotiating the Hainan PPC to provide for a lower guaranteed capacity payment in the early years and a higher guaranteed payment in the later years, resulting in a neutral impact on the Hainan Plant's net present value of expected cash flows. Enron anticipates that it will not offer its interest in the project to EPP prior to the conclusion of such renegotiations and prior to increased utilization of the plant by HEPCO.

     Dabhol Plant. Dabhol Power Company ("DPC") is a private unlimited liability company formed under the laws of India in April 1993 to construct and operate a power plant, fuel facilities and related ancillary facilities (the "Dabhol Plant") near Dabhol in the State of Maharashtra, India, approximately 170 km south of Bombay. DPC is owned jointly by affiliates of Enron (80%), Bechtel Enterprises (10%) and General Electric Company (10%).

     DPC entered into a Power Purchase Agreement on December 8, 1993 (the "Initial Dabhol PPA") with the Maharashtra State Electricity Board ("MSEB"), the largest generator and distributor of power in the State of Maharashtra. The power plant contemplated by the Initial Dabhol PPA was to produce 695 MW (exportable capacity; 781 MW gross electrical output at International Standards Organization conditions ("ISO Output")) with potential expansion of up to 2,015 MW (exportable capacity; 2,265 MW ISO Output). In August 1995, after a new governing coalition was elected in the State of Maharashtra, the state government of Maharashtra (the "GOM") attempted to stop construction on the Dabhol Plant and cancel the project. During 1996, after DPC had initiated arbitration proceedings, DPC, GOM and MSEB reached an agreement to go forward with an expanded project. The Dabhol Plant will now have an initial capacity of 826 MW (ISO Output; 740 MW exportable capacity) ("Phase I"), with potential expansion up to 2,450 MW (ISO Output; 2,184 MW exportable capacity). The Initial Dabhol PPA has been amended to include, among other things, the expanded capacity (the Initial Dabhol PPA, as amended, is referred to herein as the "Dabhol PPA"). Phase I is expected to begin commercial operations in December 1998.

     Pursuant to the Dabhol PPA, DPC is required to use reasonable efforts to expand the Dabhol Plant by constructing additional capacity of 1,624 MW (ISO Output) ("Phase II"). It is the current expectation that Phase II would involve the transformation of the entire project to a facility fueled by natural gas converted from imported liquefied natural gas. DPC has taken, and is taking, certain steps to pursue the possibility of Phase II. DPC may, however, seek to pursue less than the full expansion of the power station and provide additional capacity of less than 1,624 MW (ISO Output).

     Also pursuant to the Dabhol PPA, MSEB has agreed to make payments to DPC for the availability of generating capacity for energy delivered once the Dabhol Plant has satisfied certain minimum operating requirements. The capacity payments are designed to cover periodic maintenance costs, debt service, fixed operating costs, taxes and return on equity. Energy payments are set at a level intended to cover the Dabhol Plant's variable costs of generating power, including the cost of fuel. The GOM has provided DPC a written guarantee of MSEB's payment obligations under the Dabhol PPA. In addition, the Government of India has provided to DPC a written limited guarantee of GOM's obligations pursuant to its guarantee.

     Enron affiliates have been appointed under separate agreements to act in the following capacities with regard to the Dabhol Plant: (i) DPC's representative in monitoring the activities of the construction of Phase I, (ii) the operator of the Dabhol Plant and (iii) the coordinator of the fuel supplies. DPC has obtained approximately $643 million in project debt financing for Phase I, secured by the Phase I assets, which subjects DPC to certain dividend payment restrictions. Enron anticipates offering the Dabhol Plant to EPP in 1999.

     Marmara Plant. Trakya Elektrik Uretim ve Ticaret A.S. ("Trakya") is a joint stock company incorporated under the laws of Turkey to construct and operate a 478 MW power plant in Marmara, Turkey (the "Marmara Plant"). Marmara is located on the northern coast of the Sea of Marmara near Istanbul. Trakya's shareholders are Enron Power Holdings C.V. owning a 50% interest, Midlands Generation (Overseas) Limited owning a 31% interest, Gama Endustri Tesisleri Imalat ve Montaj A.S. ("Gama") owning an 8% interest, Wing International, Ltd. owning a 9% interest and Gama Pazarlama A.S. owning a 2% interest.

     Trakya entered into an Implementation Contract with the Ministry of Energy and Natural Resources of the Republic of Turkey on May 28, 1993, which authorizes Trakya to construct and operate the Marmara Plant. The Marmara Plant will be constructed by a consortium consisting of affiliates of Enron and Gama. The Marmara Plant will be operated and maintained by affiliates of Enron.

     Turkiye Elektrik Uretim, Iletim A.S. ("TEAS"), the Turkish national electricity company, and Trakya entered into an Energy Sales Agreement (the "ESA") for an initial term of 20 years commencing upon the completion of construction of the Marmara Plant. Pursuant to the ESA, TEAS is obligated to purchase on a "take-or-pay" basis minimum quantities of electricity made available by Trakya. The payments required by TEAS under the ESA incorporate both a capacity and an energy charge designed to meet all of Trakya's capital and operating costs.

     Fuel for the Marmara Plant will be supplied by Boru Hatlari Ile Petrol Tasima A.S., the Turkish national gas company ("BOTAS"). BOTAS has executed a Gas Sales Agreement (the "GSA") with Trakya for an initial term expiring in 2014. Pursuant to the GSA, BOTAS is obligated to supply the necessary quantities of natural gas for the operation of the Marmara Plant. The price of natural gas under the GSA is recovered through the gas energy charge under the ESA, provided that certain levels of efficiency are attained.

     In addition to the foregoing, Trakya has entered into a Fund Payment Agreement (the "FPA") with the Electrical Energy Fund (the "Energy Fund"). The Energy Fund was created by the Government of the Republic of Turkey to mitigate force majeure risk for private power generation projects in Turkey. The FPA provides for certain payments to be made under defined events of force majeure. All payment obligations of TEAS, BOTAS and the Energy Fund are guaranteed by the Republic of Turkey.

     In October 1996, project financing in the aggregate principal amount of $455 million was obtained, and construction of the Marmara Plant began. Enron anticipates offering the Marmara Plant to EPP in 1999.

     Subsequent Designated Development Project. As indicated above, the Purchase Right Agreement required Enron to designate by December 31, 1996, an additional project as a Designated Development Project. While such designation has not been made to date, Enron and EPP are in discussions about such designation.

     Future Projects. In addition to the Designated Development Projects, Enron has a number of power and natural gas pipeline projects in varying stages of development, including projects in Bolivia, Brazil and Indonesia. In addition, although Enron is under no obligation to offer its interest in projects not covered by the Purchase Right Agreement, Enron is developing significant power projects in Puerto Rico, Italy and Guam and a gas processing facility in Vietnam. These projects are subject to all of the risks associated with project development, construction and financing in foreign countries, including without limitation, the negotiation of satisfactory power purchase, fuel supply, transportation or other contracts, the receipt of permits and consents, the successful resolution of any litigation and the availability of project financing on acceptable terms. There can be no assurance that any of these projects will commence commercial operations or, if they do, that Enron will offer them to EPP or EPP will purchase them from Enron.

RELATIONSHIP WITH ENRON AND CONFLICTS OF INTEREST

     As a result of the extensive relationships between EPP and Enron, the holder of approximately 52% of the outstanding Common Shares, certain conflicts of interest exist and are likely to continue in the future. Holders of Common Shares are deemed, pursuant to the terms of the Company Agreement, to have consented to certain of these conflicts. A brief description of material relationships between Enron and its affiliates and EPP is set forth below.

     Through the Purchase Right Agreement, Enron will serve as a primary source of acquisitions of new projects by EPP, although EPP is actively seeking third party acquisitions. EPP expects to receive substantial benefits from the relationship with Enron, although the potential for conflict does exist.

     Pursuant to an Administrative Services Agreement (the "Administrative Services Agreement") and a Benefit and Compensation Agreement between Enron and EPP, Enron provides EPP with various services, such as those relating to certain employee benefit plans, investor relations, securities laws compliance and reporting, telecommunications, computer systems, office space, purchasing, technical consulting and certain other corporate staff and support services. In addition, Enron continues to provide services to EPP's projects pursuant to separate agreements with the companies that own such projects. Such services include, among other things: (i) day-to-day commercial management, operation and maintenance of the projects, (ii) advice regarding policies, procedures, plans and budgets to allow the operation and maintenance of the project to be performed in accordance with good utility practice, the operating agreements and other material agreements, as well as applicable law, (iii) auditing services,
(iv) development of appropriate information systems, (v) technical consulting and (vi) certain legal services.

     Pursuant to a Contribution Agreement among EPP, Enron and certain of their affiliates (the "Contribution Agreement"), Enron has agreed to maintain certain guarantees, letters of credit, support obligations and other covenants for the benefit of certain of EPP's subsidiaries. In most instances, EPP has agreed to indemnify Enron against liabilities incurred under such guarantees, letters of credit, support obligations and other covenants to the extent Enron does not otherwise have a contractual right to be reimbursed for such liabilities. Substantially all of such indemnity obligations of EPP to Enron reflect EPP's pro rata share of preexisting obligations of the subsidiaries. Although these indemnity obligations could result in certain otherwise nonrecourse liabilities becoming recourse to EPP, EPP believes the events which would trigger liability are unlikely to occur and, therefore, does not expect these obligations to create any additional liability to EPP.

     EPP entered into a Cost Sharing Agreement with ECT (the "Cost Sharing Agreement") pursuant to which ECT provided certain accounting, commercial, administrative and other services related to the management of the projects to EPP. This agreement was entered into effective as of July 1, 1995, and extended through December 31, 1996. EPP anticipates entering into a Cost Sharing Agreement with EI pursuant to which EI will provide certain accounting, commercial, administrative and other services related to the management of the projects to EPP. The terms of the agreement have not been finalized.

RESEARCH AND DEVELOPMENT

     EPP does not presently conduct or maintain, nor has it conducted or maintained during the past three fiscal years, any company-sponsored or customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

ENVIRONMENTAL MATTERS

     EPP's operations are subject to the jurisdiction of numerous governmental agencies in the countries in which the projects are located with respect to environmental and other regulatory matters. Generally, many of the countries in which EPP does and will do business have recently developed or are in the process of developing new regulatory and legal structures to accommodate private and foreign-owned businesses. These regulatory and legal structures and the interpretation thereof by administrative agencies are relatively new and sometimes limited. Many detailed rules and procedures are yet to be issued. The interpretation of existing rules can also be expected to evolve over time.

     Although EPP believes that its operations are in compliance in all material respects with all applicable environmental laws and regulations in the jurisdictions in which it operates, EPP also believes that the operations of its projects eventually may be required to meet standards that are comparable in many respects to those in effect in the United States and in countries within the European Community. In addition, as EPP acquires additional projects in various countries, it will be affected by the environmental and other regulatory restrictions of such countries. Therefore, compliance with applicable environmental laws and regulations in the future may have a material effect upon the capital expenditures, earnings and competitive position of EPP and its subsidiaries.

     EPP is not aware of any situation that might require a material estimated capital expenditure for environmental matters for the remainder of its current fiscal year, its succeeding fiscal year or for any period in the foreseeable future. See Note 13 to EPP's financial statements and the notes thereto beginning at Page F-1 of this Form 10-K.

EMPLOYEES

     EPP currently has approximately 50 employees. Certain of such employees serve on a part time basis as employees of EPP, with their remaining time spent as part time employees of Enron. Information regarding the employees of each of EPP's subsidiaries is set forth in "Item 1 -- Business" of this Form 10-K.

ITEM 2. PROPERTIES

     Information regarding EPP's properties is set forth in "Item 1 -- Business" of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

     As of March 7, 1997, there were no legal proceedings to which EPP was a party or to which any of EPP's property was subject. In addition, no such proceedings, to the knowledge of EPP, are contemplated by any governmental authority.

     EPP's subsidiaries are parties to various legal proceedings in the ordinary course of business. Although no assurances can be given, EPP believes, based on its experience to date and after considering appropriate reserves that have been established by such subsidiaries, that the ultimate resolution of the underlying claims, individually or in the aggregate, will not have a materially adverse impact on EPP's financial position or results of operations. Discussions of the pending legal proceedings involving EPP's subsidiaries are set forth in "Item
1 -- Business" and in Note 13 to EPP's financial statements and the notes thereto beginning at Page F-1 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 18, 1996, EPP solicited the consents of the holders of the Common Shares to ratify the Option and to approve the issuance of Common Shares upon the exercise thereof. On December 9, 1996, the deadline for submitting consents to such items, 76.8% of the outstanding holders of Common Shares entitled to vote had issued their consent. This percentage was more than that required to approve such items. Additional information regarding the consent solicitation is set forth in "Item 1 -- Business -- Current Pipeline
Operations -- Argentine Pipeline" of this Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     The following table sets forth the high and low sale prices of the Common Shares for each quarterly period during the last two fiscal years. The prices indicated are those reported on the New York Stock Exchange Composite Tape. The Common Shares are traded on the New York Stock Exchange under the symbol "EPP."

                                                         HIGH          LOW
                                                         ----          ---
1995
----
First Quarter.......................................... $24 1/4       $20
Second Quarter.........................................  27            22 5/8
Third Quarter..........................................  24            21
Fourth Quarter.........................................  25 3/8        22 7/8
1996
----
First Quarter.......................................... $27           $23 3/4
Second Quarter.........................................  27            23 3/8
Third Quarter..........................................  25 3/8        23 1/4
Fourth Quarter.........................................  29            24

     EPP paid dividends of $0.205 per Common Share for each quarter during 1995, totaling $0.82 per Common Share during that year. EPP paid quarterly dividends of $0.22 per Common Share for the first three quarters of 1996 and $0.25 per Common Share for the fourth quarter of 1996, totaling $0.91 per Common Share during 1996. On February 18, 1997, the Board of Directors of EPP declared a quarterly dividend of $0.25 per Common Share payable on March 14, 1997, to holders of record of Common Shares on February 28, 1997. The payment of dividends on the Common Shares is subject to the discretion of the Board of Directors of EPP and the requirements of Delaware law. Such payment will also depend upon general business conditions, the financial performance of EPP and the availability of dividends from EPP's subsidiaries. EPP relies almost exclusively on dividends from its subsidiaries for the payment of dividends to the holders of Common Shares.

     At January 31, 1997, there were approximately 59 holders of record of Common Shares. Also as of such date, there were an estimated 3,500 beneficial owners holding their Common Shares in street name.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K and the consolidated financial statements of EPP and the notes thereto beginning at Page F-1 of this Form 10-K.

                                                                                            PREDECESSOR PERIODS ENDED
                                            YEARS ENDED       PRO FORMA                    ---------------------------
                                           DECEMBER 31,       YEAR ENDED    PERIOD ENDED
                                         -----------------   DECEMBER 31,   DECEMBER 31,   NOVEMBER 21,   DECEMBER 31,
                                          1996      1995       1994(1)          1994           1994           1993
                                         -------   -------   ------------   ------------   ------------   ------------
                                                                             (40 DAYS)      (325 DAYS)       (YEAR)
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
  Technical Assistance Fees............  $11,258   $10,033     $ 8,674         $  599        $ 8,075        $ 7,438
  Equity in Earnings of
    Unconsolidated Subsidiaries
    Pipeline Operations................   29,767    22,154      22,965          1,706         21,259         20,721
    Power Operations...................   16,348    11,274       8,177          1,209          6,968          4,218
                                         -------   -------     -------         ------        -------        -------
Equity in Earnings and Technical
  Assistance Fees......................   57,373    43,461      39,816          3,514         36,302         32,377
General and Administrative Expenses....   (5,707)   (6,036)     (6,382)          (397)        (4,289)        (3,486)
Taxes Other Than Income................     (672)     (600)       (489)           (41)          (448)          (503)
Interest Expense.......................   (1,834)      (96)         --             --             --             --
Other Income, Net......................    1,370     1,869       1,151             93          1,058           (128)
                                         -------   -------     -------         ------        -------        -------
Income Before Income Taxes.............   50,530    38,598      34,096          3,169         32,623         28,260
Income Taxes...........................    4,535     3,571       3,802            358          3,444          2,281
                                         -------   -------     -------         ------        -------        -------
Net Income.............................  $45,995   $35,027     $30,294         $2,811        $29,179        $25,979
                                         =======   =======     =======         ======        =======        =======
Net Income per Common Share............  $  1.90   $  1.68     $  1.45         $ 0.13
                                         =======   =======     =======         ======
Average Number of Common Shares Used in
  Computation..........................   24,202    20,842      20,840         20,840
                                         =======   =======     =======         ======

                                                                    DECEMBER 31,
                                                      -----------------------------------------
                                                        1996       1995       1994       1993
                                                      --------   --------   --------   --------
                                                                   (IN THOUSANDS)
Balance Sheet Data:
Investments in and Advances to Unconsolidated
  Subsidiaries......................................  $298,530   $159,621   $152,112   $203,494
Total Assets........................................   343,843    187,713    163,100    230,217
Shareholders' Equity................................   265,444    177,352    158,968    223,070

---------------

(1) Reflects adjustments for increased general and administrative expenses resulting from increased costs associated with a publicly-owned company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Primary Assets and Sources of Earnings and Cash

     EPP's primary assets are its interests in 50% or less owned operating companies (the "Project Companies") which it holds directly or indirectly through its subsidiaries. EPP accounts for its interests in the Project Companies under the equity method of accounting and records its proportionate share of the earnings or losses of the Project Companies. Earnings from the Project Companies are EPP's primary source of earnings. However, EPP also receives technical and administrative assistance fees paid by certain of the Project Companies to certain of its subsidiaries (primarily by TGS to EPCA). Dividends paid by the Project Companies are EPP's primary source of cash. Declaration and payment of such dividends are at the sole discretion of the board of directors of each of the Project Companies and are subject to certain restrictions, including, among others, each Project Company's operating profitability, restrictions on the distribution of cash under applicable credit agreements and government imposed currency restrictions.

  Risks Associated with International Operations

     Political and Economic Risks. General political and economic conditions in the countries in which EPP operates, or may have operations in the future (collectively, the "Project Countries"), could significantly affect the financial prospects of EPP. The economies of many Project Countries are less developed and differ significantly in many respects from the economies of more developed countries, such as the United States, Canada and most Western European countries. These differences include structure, levels of capital investment, growth rate, government involvement, resource allocation, self-sufficiency, rate of inflation and balance of payments position. The success of EPP in implementing its strategy requires a political and economic environment in Project Countries that will foster development. Governments in such countries often retain significant influence over their economies. Accordingly, future government actions concerning their economies or the operation and regulation of nationally important facilities, such as power plants and pipelines, could have a significant adverse effect on EPP's operations.

     Further, certain Project Countries do not have well-developed legal systems and lack a well-developed, consolidated body of laws governing foreign investment enterprises. The uncertainty of the legal environment in these countries could render it difficult for EPP to enforce its rights, or those of its Project Companies, under agreements relating to its projects. In addition, the administration of laws and regulations by governmental agencies in such countries may be subject to considerable discretion. As these legal systems develop, foreign investors may be adversely affected by new laws and changes to existing laws or interpretations thereof.

     EPP's operations are also subject to other political and economic uncertainties, including risks of war, expropriation, nationalization, renegotiation or nullification of existing contracts, changes in rates and methods of taxation and foreign exchange controls and governmental restrictions on the repatriation of hard currency. EPP does not purchase insurance coverage for these risks.

     Foreign Exchange Risks. Because EPP's current and future operations will be conducted primarily in foreign countries, EPP may be exposed, directly or indirectly, to restrictions on foreign currency convertibility, remittance and exchange rate risks associated with foreign operations. If realized, these risks could adversely affect the ability of one or more of the Project Companies to pay dividends to EPP, which, in turn, could adversely affect the ability of EPP to pay dividends on the Common Shares. There are currently no restrictions on foreign currency convertibility or remittance which would materially affect EPP in any of the Project Countries in which EPP currently operates.

     Payments to TGS from its customers are based on tariff rates which are denominated in U.S. dollars, indexed semiannually to the U.S. Producer Price Index ("PPI"), and paid in Argentine pesos at the official exchange rate at the time of billing. Foreign exchange risks of the Project Companies, other than TGS, are primarily managed by payment terms in the major contracts. Revenues are generally structured such that local currency is received to pay local expenses and U.S. dollars are received to make dollar-denominated payments. Additionally, for local purposes, Centragas may be required to recognize foreign exchange gains or losses due to both the effects of inflation on its net nonmonetary peso denominated assets and the effects of changes in the peso value on its net dollar denominated liabilities. In-country tax expense or benefits may be assessed on such foreign exchange gains or losses. However, for U.S. GAAP purposes, the foreign exchange gains or losses are eliminated, but the accompanying tax expense or benefit is reflected in the financial statements of Centragas. EPP expects that the material revenue producing contracts of foreign projects in which it invests will generally continue to require that payments to the Project Company be made either in U.S. dollars, highly liquid foreign currencies or in local currency at the then current exchange rate for U.S. dollars.

     Foreign exchange risks of the Project Companies, which are not mitigated by contract payments or other terms, may be separately managed by EPP. EPP uses financial instruments such as forward contracts to manage such identified exchange rate risks pursuant to a policy approved by its Board of Directors. During 1996, EPP recognized a gain of approximately $0.8 million on such transactions, which is recorded in other income, net. In February 1997, EPP entered into forward contracts on foreign currency on approximately $14.8 million notional U.S. dollars expiring in late 1997 and early 1998 to manage a portion of identified risks. See Note 14 to EPP's financial statements and the notes thereto beginning at Page F-1 of this Form 10-K.

RESULTS OF OPERATIONS OF EPP

  General

     On November 22, 1994, EPP closed the initial public offering of the Common Shares and commenced operations in its current form. The results of operations for periods prior to that date are presented on a special-purpose combined basis, as if Enron had contributed its ownership of EPCA, EPPC and PQPC to EPP as of the date such companies began operations.

     For the year ended December 31, 1996, EPP's equity in earnings and technical assistance fees from its Argentine and Philippine operations constituted approximately 61% and 16%, respectively, of EPP's equity in earnings and technical assistance fees. As of December 31, 1996, the Argentine and the Philippine operations accounted for approximately 52% and 19%, respectively, of EPP's assets. Therefore, if Argentine or Philippine operations were materially and adversely affected, EPP's financial condition and results of operations could be materially and adversely affected. Also, revenues from four transportation customers and one producer represented approximately 98% of TGS's transportation revenues in 1996 and NPC is the sole customer for EPP's operations in the Philippines. As a result, a material failure of any one of these four TGS customers, the producer or NPC to fulfill its obligations to the Project Companies could have a material adverse effect on the financial condition and results of operations of EPP. For the results of operations of EPP's unconsolidated subsidiaries, see "-- Pipeline Operations -- Results of Operations" and "-- Power Operations -- Results of Operations" below.

     Equity in Earnings and Technical Assistance Fees. Equity in earnings and technical assistance fees increased $13.9 million (32%) from 1995 to 1996. The increase in equity earnings ($12.7 million, 38%) was primarily attributable to the acquisitions of Centragas ($4.7 million), Smith/Enron and Smith/Enron O&M ($4.5 million) and the increase in equity earnings from EPCA ($2.9 million). The increase in equity earnings from EPCA was primarily due to the acquisition of the additional 8 1/3% interest in CIESA, net of the decrease in earnings in Argentina as a result of the retroactive increase in income tax rates from 30% to 33% effective January 1, 1996. The increase in technical assistance fees ($1.2 million, 12%) resulted from the increase in technical assistance fees at EPCA ($0.8 million), attributable to the increase in TGS's operating income and EPP's increased ownership in CIESA, and fees received in exchange for guarantees in the Dominican Republic in 1996 ($0.4 million).

     Equity in earnings and technical assistance fees increased $3.6 million (9%) from 1994 to 1995. The increase in equity earnings ($2.3 million, 7%) was primarily due to a $3.1 million (38%) increase in equity earnings from power operations. This increase from power operations resulted from improved efficiency, higher contracted capacity and lower operating expenses, partially offset by the decrease in equity earnings from CIESA ($0.8 million) primarily due to increased interest expense. The increase in technical assistance fees ($1.4 million, 16%) from 1994 to 1995 was primarily due to the increase in TGS's operating income, which is the basis for determining the technical assistance fees that EPCA earns.

     General and Administrative Expenses. General and administrative expenses generally include the costs attributable to EPP's corporate functions and the management of the Project Companies. General and administrative expenses decreased $0.3 million (5%) from 1995 to 1996 and $0.3 million (5%) from 1994 to 1995.

     Interest Expense. Interest expense increased $1.7 million from 1995 to 1996 primarily due to interest expense associated with the debt incurred in obtaining an additional ownership interest in CIESA ($1.8 million). Interest expense was immaterial in 1995 and 1994.

     Other Income, Net. Other income, net decreased $0.5 million (27%) from 1995 to 1996 primarily due to the acquisition costs associated with Centragas, Smith/Enron and Smith/Enron O&M in 1996 ($1.9 million), partially offset by increased interest income at EPP ($1.0 million) and EPPC ($0.4 million) due to increased notes receivable and cash balances during 1996.

     Other income, net increased $0.7 million (62%) from 1994 to 1995 primarily due to increased interest income at EPPC and EPCA as a result of increased cash balances during 1995.

     Income Taxes. The income of EPP is not taxable to EPP; however, EPCA and EPPC are taxable entities in their respective local jurisdictions. The effective tax rate paid by these subsidiaries is less than the statutory rate because a majority of the income of these subsidiaries relates to ownership of equity investments, which is not subject to tax. EPCA is subject to Argentine taxes (currently 33%) primarily on the technical assistance fees it receives from TGS, net of interest expense. Dividends paid to EPP from EPPC and Centragas are subject to certain withholding taxes at 15% and 7%, respectively, which have been accrued as of December 31, 1996.

     Income taxes increased $1.0 million (27%) from 1995 to 1996 primarily due to the increase in Philippine withholding taxes ($0.7 million) and Colombian withholding taxes ($0.3 million). Income taxes decreased $0.2 million (6%) from 1994 to 1995 primarily due to the reversal of certain 1994 tax accruals that are, in the opinion of EPP management, no longer needed. This decrease was partially offset by higher technical assistance fees in Argentina and higher equity earnings in the Philippines.

LIQUIDITY AND CAPITAL RESOURCES OF EPP

  Primary Cash Requirements

     The primary cash requirements of EPP are the payment of dividends to its shareholders and the payment of general and administrative expenses, including salaries, overhead, debt service obligations and costs incurred under the Administrative Services and Cost Sharing Agreements. EPP may also use cash to satisfy its payment obligations, if any, under various shareholder and credit agreements relating to the Project Companies and under the Contribution Agreement. Pursuant to the terms of the Contribution Agreement, Enron maintains certain commitments on behalf of EPP for the benefit of certain Project Companies, as required by project lenders and other third parties. In most instances, EPP has agreed to indemnify Enron against liabilities that may be incurred under such commitments. Although these indemnity obligations could result in certain otherwise nonrecourse liabilities becoming recourse to EPP, EPP believes the events which would trigger liability are remote, and therefore does not expect these obligations to create any additional liability. If, however, EPP were required to make significant payments to Enron under the Contribution Agreement, EPP believes it would have adequate cash resources, would be able to obtain financing for such payments from Enron or other sources or would be able to cause its subsidiaries to pay to EPP cash dividends sufficient to make such payments. However, there can be no assurance that sufficient cash, dividends or funds from other sources would be available for such purpose. For a description of certain of the commitments maintained by Enron, see "Item 1. Business -- Current Power Plant Operations -- Subic Bay Plant -- Associated Debt," " -- Batangas Plant -- Associated Debt" and
"-- Puerto Quetzal Plant -- Associated Debt."

  Primary Sources of Cash

     Primary sources of cash for EPP consist of cash on hand, dividends from the Project Companies, technical assistance fees and long-term loans of project cash balances which are currently restricted by local regulations from being declared as dividends. The ability of the Project Companies to pay dividends will be dependent on the future earnings and debt repayment obligations of such subsidiaries, dividend restrictions included in credit agreements at the project level, applicable currency restrictions, income and other taxes, applicable laws and the declaration of dividends by the boards of directors of each of the Project Companies. Project financings typically require that certain cash reserves be established at the Project Company and that certain additional capital and legal requirements be satisfied before the Project Company may pay dividends to its shareholders. However, each of EPP's subsidiaries has a stated dividend policy, set forth in its shareholders agreement, of maximizing after-tax cash distributions to shareholders after taking into consideration capital requirements and applicable legal requirements. In the future, the Project Companies may also borrow funds or otherwise accept encumbrances on their earnings resulting in further possible constraints on their ability to pay dividends to EPP.

     During 1996, EPP declared and paid $21.0 million of dividends. During 1996, TGS declared two semiannual dividends totaling $0.195 per share, of which EPCA received $29.1 million. During 1996, Subic Power Corp. and Batangas Power Corp. paid $4.1 million and $13.0 million in dividends, respectively, of which EPPC received approximately $2.1 million and $6.5 million, respectively. During 1996, Centragas paid dividends totaling approximately $1.4 million, of which EPP received approximately $0.4 million. In January 1997, PQPC declared a dividend of $3.0 million, of which EPP received $1.5 million. In February 1997, Subic Power Corp. and Batangas Power Corp. declared $3.0 million and $9.0 million in dividends, respectively, of which EPP anticipates receiving $1.5 million and $4.5 million, respectively, in March 1997. For a description of the dividend policies at the Project Companies, see "Item 1 Business -- Current Pipeline Operations" and "-- Current Power Plant Operations."

     On October 10, 1996, EPCA borrowed $24.8 million from Centragas at the one month LIBOR with principal due October 2011. The proceeds were used to repay a portion of EPCA's debt with Enron. The loans were made from funds that cannot currently legally be dividended from Centragas, but can be loaned on a long-term basis pursuant to the terms of a cash management agreement with Centragas.

  Long-Term Financing Policy

     EPP's business strategy is to generate long-term growth in earnings, dividends and cash flow per share by acquiring interests in additional power and natural gas pipeline projects from Enron and third parties. EPP currently expects to fund any such acquisitions with Common Shares, cash or debt. EPP believes that it will have sufficient cash to meet its obligations for the foreseeable future.

PIPELINE OPERATIONS -- RESULTS OF OPERATIONS

     Equity in earnings of the pipeline operations represents EPP's 33 1/3% interest in CIESA (increased from 25% on July 31, 1996) and EPP's 49% interest in Centragas (acquired in May 1996). The information in this section should be read in conjunction with the consolidated financial statements of EPP and the notes thereto beginning at Page F-1 and CIESA and Controlled Company (the "CIESA Financials") beginning at Page F-31 of this Form 10-K. The CIESA Financials have been prepared in accordance with GAAP in Argentina. Argentine GAAP requires a restatement for the effects of inflation through August 31, 1995, provided that the annual inflation in the general level wholesale price index does not exceed 8% per annum. Accordingly, all data in the CIESA Financials reflects the restatement in constant Argentine pesos through August 31, 1995. Additional information regarding the pipeline operations is set forth in "Item 1 -- Business -- Current Pipeline Operations" and EPP's financial statements and the notes thereto beginning at Page F-1 of this Form 10-K.

     Note 12 to the CIESA Financials provides a reconciliation of CIESA's net income from Argentine GAAP to U.S. GAAP, both in constant Argentine pesos. EPP excludes the effects of inflation in its equity in earnings of pipeline operations. EPP's equity in earnings of CIESA includes amortization of $0.4 million in 1996 related to the $42.3 million difference between the acquisition price and proportionate share of the underlying U.S. GAAP equity of CIESA, which is being amortized over 40 years (the approximate remaining term of the TGS License).

     Presented below is information for the combined pipeline operations of CIESA, consolidated with TGS, and Centragas on a historical U.S. dollar, 100% ownership basis, including adjustments to reconcile net income to U.S. GAAP, for the years ended December 31, 1996, 1995 and 1994. Certain reclassifications have been made to prior period amounts to conform with the current year presentation. The exchange rate between the Argentine peso and the U.S. dollar was approximately 1:1 for all periods presented. The exchange rate between the Colombian peso and the U.S. dollar ranged from 995:1 to 1,073:1 during 1996.

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1996        1995         1994
                                                            --------    ---------    ---------
                                                                      (IN THOUSANDS)
Gas transportation revenues...............................  $414,882    $ 348,604    $ 317,934
Gas processing revenues...................................    47,890       40,987       36,045
                                                            --------    ---------    ---------
          Total Revenues..................................   462,772      389,591      353,979
Operating, administrative and selling expense.............  (135,517)    (123,506)    (119,776)
Interest income...........................................     7,033        6,745        4,705
Interest expense, net of capitalized interest.............   (86,425)     (63,580)     (35,890)
Other income (expense)....................................    (5,448)        (173)          10
                                                            --------    ---------    ---------
          Income Before Minority Interest and Income
            Taxes.........................................   242,415      209,077      203,028
Minority interest.........................................   (48,624)     (46,681)     (44,269)
Income tax expense........................................   (93,261)     (73,780)     (60,899)
                                                            --------    ---------    ---------
          Net Income......................................   100,530       88,616       97,860
Preferred stock dividends.................................        --           --       (5,999)
                                                            --------    ---------    ---------
          Earnings on Common Stock........................  $100,530    $  88,616    $  91,861
                                                            ========    =========    =========
EPP's Equity in Earnings of Pipeline Operations...........  $ 29,767    $  22,154    $  22,965
                                                            ========    =========    =========

     Earnings on Common Stock. The earnings on common stock from the combined pipeline operations increased $11.9 million (13%) from 1995 to 1996 primarily due to the operations of Centragas ($9.7 million) and a $2.2 million increase in CIESA earnings. The increased CIESA earnings were attributable to higher revenues at TGS and lower operating and administrative costs, partially offset by higher income tax expense due to the increase in the income tax rate in Argentina from 30% to 33% effective January 1, 1996.

     Earnings on common stock decreased $3.2 million (4%) from 1994 to 1995 primarily due to higher interest expense at TGS and CIESA and a $4.9 million one time income tax payment made during 1995 under a tax amnesty program. The increase was partially offset by higher revenues at TGS as a result of the pipeline expansions undertaken by TGS and a 5.3% effective tariff rate increase.

     Gas Transportation Revenues. Firm transportation revenues increased $66.3 million (19%) from 1995 to 1996 primarily due to the operations of Centragas ($60.6 million), which included an early completion bonus of $5.7 million, certain aspects of which are in dispute (See Note 13 to EPP's financial statements and the notes thereto beginning at Page F-1 of this Form 10-K). CIESA's firm transportation revenues increased $5.7 million primarily due to an approximate 1.5% increase in tariff rates effective July 1, 1996, and higher revenues from reallocation of capacity within certain distribution companies. These increases were partially offset by a tariff reduction to reflect lower payroll taxes and by a decrease in revenues due to certain step-down rights exercised by BAN. Gas transportation revenues represented approximately 88%, 90% and 90% of CIESA's total net revenues for 1996, 1995 and 1994, respectively.

     Firm transportation revenues increased $38.8 million (13%) during 1995 as compared to 1994 primarily due to an increase in firm contracted capacity resulting from certain pipeline expansions. The Neuba II pipeline expansion, which was completed in July 1994, increased transportation capacity by 264.6 MMcf/d from the Neuquen basin to Buenos Aires. Additionally, the General San Martin pipeline expansion, with a commercial start-up on June 1, 1995, added
45.9 MMcf/d of capacity. Also during 1995, transportation rates increased 2.0% as of January 1, 1995, and an additional 3.2% as of July 1, 1995, as a result of changes in the PPI, which is the basis for semiannual rate adjustments. The increase in firm transportation revenues was partially offset by a decrease of $8.1 million (53%) in interruptible transportation revenues principally due to a new firm transportation agreement with YPF for 42.4 MMcf/d for three years and more efficient use of higher contracted capacity by distribution companies.

     Gas Processing Revenues. Gas processing revenues represented approximately 12%, 10% and 10% of total revenues in 1996, 1995 and 1994, respectively. Gas processing revenues increased $6.9 million (17%) from 1995 to 1996 primarily due to increased volumes and increased average prices for propane and butane in Argentina. Centragas does not generate any processing revenues.

     Gas processing revenues increased $4.9 million (14%) from 1994 to 1995 primarily due to a plant shutdown in 1994 and increased throughput at the Cerri Complex due to the General San Martin pipeline expansion.

     Operating, Administrative and Selling Expenses. Operating expenses increased $14.0 million (14%) from 1995 to 1996 primarily due to the operations of Centragas ($16.7 million). The increase provided by Centragas was partially offset by the decrease in operating expenses in Argentina ($2.7 million), which was primarily attributable to a decrease in labor costs ($4.6 million), partially offset by the increase in depreciation related to plant asset additions.

     Operating expenses increased $6.2 million (6%) from 1994 to 1995 primarily due to $3.2 million higher depreciation of property, plant and equipment resulting from capital expenditures for expansion and mandatory investment projects and $2.7 million higher labor costs resulting from severance payments in 1995.

     Administrative and selling expenses decreased $2.0 million (10%) from 1995 to 1996 primarily due to lower payroll taxes ($2.7 million), partially offset by the increase attributable to the operations of Centragas ($0.7 million).

     Administrative and selling expenses declined $2.5 million (11%) from 1994 to 1995 primarily due to a final payment made in 1994 for social security contributions assumed under the transfer agreement and expenses incurred in 1994 in connection with the initial public offering of TGS.

     Interest Income. Interest income increased $0.3 million (4%) from 1995 to 1996 primarily due to the operations of Centragas ($1.3 million), partially offset by lower interest from short-term investments in Argentina due to lower interest rates.

     Interest income increased $2.0 million (43%) from 1994 to 1995 as a result of higher average short-term investments and higher average interest rates earned on investments at TGS.

     Interest Expense, Net of Capitalized Interest. Interest expense, net of capitalized interest, increased $22.8 million (36%) from 1995 to 1996 primarily due to the operations of Centragas ($17.0 million) and increased interest expense in Argentina ($5.8 million). The increased interest expense in Argentina resulted from higher outstanding debt at TGS and higher cost of debt at CIESA. Capitalized interest decreased $0.7 million (18%) from 1995 to 1996 primarily due to lower capital expenditures.

     Interest expense, net of capitalized interest, increased $27.7 million (77%) from 1994 to 1995 primarily due to the increase in average indebtedness and higher interest rates during 1995 versus 1994. The increased indebtedness resulted from the $215 million loan that CIESA entered into in November 1994 to redeem outstanding preferred stock and the 22% increase in TGS average indebtedness related to expansions. Capitalized interest decreased $0.8 million from 1994 to 1995 due to lower capital expenditures.

     Other Income (Expense). Other income (expense) represented an expense for both 1995 and 1996, increasing $5.3 million primarily due to the operations of Centragas ($5.3 million). The expenses for the Centragas operations resulted from contributions made to universities in lieu of income taxes ($3.0 million). Other income (expense) remained relatively unchanged from 1994 to 1995.

     Income Tax Expense. Income tax expense increased $19.5 million (26%) from 1995 to 1996 primarily due to the operations of Centragas ($12.5 million) and the increase in Argentina ($7.0 million). The increased income taxes in Argentina resulted from the retroactive tax change in Argentina and increased income before minority interest and taxes at TGS.

     Income tax expense increased $12.9 million (21%) from 1994 to 1995 partially due to a one time payment of $4.9 million during 1995 under a tax amnesty program offered by the Argentine tax authority to settle certain income tax issues. The remaining increase was mainly attributable to increased TGS net income before tax.

     Preferred Stock Dividends. There were no preferred stock dividends in 1995 or 1996.

     Preferred stock dividends on CIESA's preferred stock were $6.0 million in 1994. A portion of the CIESA preferred stock was converted into CIESA common stock in February 1994 and the remaining preferred stock was redeemed in November 1994.

LIQUIDITY AND CAPITAL RESOURCES OF PIPELINE OPERATIONS

  Future Capital Requirements and Current Financings

     TGS expects capital expenditures to be approximately $177.4 million, $50.5 million and $35.9 million during 1997, 1998 and 1999, respectively. Included in 1997 is approximately $57.0 million related to the Cerri Complex expansion (expected to commence operations in April 1998) and approximately $58.4 million related to investments in transportation capacity expansion per agreements with customers.

     Additional expenditures of up to $375.0 million are possible over the 1997-1999 period to acquire or develop field transmission, gathering and gas treating facilities and to expand transportation and processing systems within Argentina and bordering countries. The actual amount of such expenditures will depend on a variety of factors and could be significantly less than the estimated figures. These factors include growth in gas demand, the ability to identify and successfully execute specific projects, the presence of competing projects, applicable Argentine and foreign regulations, general economic conditions and the availability of funding on acceptable terms.

     In accordance with the TGS License, the five-year mandatory investment plan requires TGS to invest in the Argentine Pipeline a total of $153.0 million representing $30.6 million per year beginning in 1993. The amount invested from 1993 through 1996 totaled $148.4 million. TGS submitted its 1997 mandatory investment program (estimated at $17.8 million) to ENARGAS for its approval. The 1997 investment is lower than the $30.6 million per annum as stipulated in the TGS License because TGS invested more than the required amounts in prior years. The 1997 investment program and mandatory investments completed in 1996 are still pending ENARGAS approval.

     The aggregate annual maturities of CIESA's long-term debt outstanding, consolidated with TGS, at December 31, 1996, are $403.8 million, $221.9 million, $14.9 million, $2.5 million and $150.4 million for 1997 through 2001, respectively.

     As of December 31, 1996, TGS had access to approximately $300 million under a global program to issue up to $500 million of debt securities. In addition, TGS had access to $200 million of debt securities under the shelf registration statement filed with the Securities and Exchange Commission during 1996.

     In January and February 1997, the Board of Directors and shareholders of TGS, respectively, approved the creation of a new global program for the issuance of short-term debt securities for a maximum amount of $150 million.

     In addition to the capital resources described above, TGS has additional financing available through credit facilities with commercial banks. TGS could use these proceeds to meet scheduled debt repayments of approximately $179 million and $222 million in 1997 and 1998, respectively.

     TGS believes that cash flow from operations supplemented with accessible external debt financing, as discussed above, will provide sufficient liquidity to fund its capital expenditures and dividends, cover its debt service and provide sufficient working capital. See "Item 1. Business -- Current Pipeline Operations -- Argentine Pipeline -- Associated Debt" and "Liquidity and Capital Resources of EPP" above.

     As of December 31, 1996, CIESA's total capitalization amounted to $1,435.3 million. Total capitalization was comprised of debt totaling $793.5 million, shareholders' equity of $370.8 million and minority interest of $271.0 million. Debt as a percentage of total capitalization remained relatively unchanged at approximately 55% from December 31, 1995, to December 31, 1996.

     Future capital expenditures for Centragas are expected to be minimal. Centragas expects to meet cash requirements for liquidity using cash flows from operations.

POWER OPERATIONS -- RESULTS OF OPERATIONS

     Equity in earnings of the power operations represent EPP's 50% interest in Subic Power Corp., Batangas Power Corp., PQPC, Smith/Enron and Smith/Enron O&M. The information in this section should be read in conjunction with the consolidated financial statements of EPP and the notes thereto beginning at Page F-1 of this Form 10-K. EPP's equity in earnings of Smith/Enron includes amortization of $0.4 million in 1996 related to the $7.5 million difference between the investment in Smith/Enron and Smith/Enron O&M and 50% of the underlying equity of Smith/Enron and Smith/Enron O&M, which is being amortized over 19 years (the term of the Puerto Plata Energy Supply Contract). Additional information regarding the power operations is set forth in "Item
1 -- Business -- Current Power Plant Operations" and EPP's financial statements and the notes thereto beginning at Page F-1 of this Form 10-K.

     The following is a summary of income statement information for the combined power operations of Subic Power Corp., Batangas Power Corp., PQPC, Smith/Enron and Smith/Enron O&M on a U.S. dollar, 100% ownership basis, including adjustments to reconcile net income to U.S. GAAP for the years ended December 31, 1996, 1995 and 1994. Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Capacity revenues........................................    $130,157    $ 92,437    $ 88,854
Variable revenues........................................      81,366      31,876      30,831
                                                             --------    --------    --------
     Total Revenues......................................     211,523     124,313     119,685

Fuel cost................................................      61,030      18,034      17,660
Operating and administrative expenses....................      40,967      30,055      34,827
Depreciation and amortization expense....................      33,671      27,819      25,878
                                                             --------    --------    --------
     Net Operating Income................................      75,855      48,405      41,320
Interest expense, net....................................      39,104      23,541      23,417
Other income, net........................................         338         286         535
                                                             --------    --------    --------
     Income Before Income Taxes..........................      37,089      25,150      18,438
Income tax expense.......................................       3,718       2,603       2,085
                                                             --------    --------    --------
     Net Income..........................................    $ 33,371    $ 22,547    $ 16,353
                                                             ========    ========    ========
EPP's Equity in Earnings of Power Operations.............    $ 16,348    $ 11,274    $  8,177
                                                             ========    ========    ========

     Net Income. Net income from power operations increased $10.8 million (48%) from 1995 to 1996 primarily due to the operations of the Puerto Plata Plant ($9.6 million) in 1996 and the increased net income from the Puerto Quetzal Plant ($2.6 million). The increase in net income from power operations was partially offset by the decrease in net income at the Batangas Plant ($0.9 million) and the Subic Bay Plant ($0.5 million). The increase in net income at the Puerto Quetzal Plant was primarily attributable to improved fuel cost recovery in 1996. The decrease in net income at the Subic Bay Plant was primarily attributable to increased maintenance in preserving the condition of capital spares. The decrease in net income at the Batangas Plant was primarily the result of higher insurance expense during 1996.

     Net income from power operations increased $6.2 million (38%) from 1994 to 1995 primarily due to improved efficiency, higher capacity and lower operating expenses.

     Revenues. A significant portion of each Project Company's revenue is attributable to payments tied to the capacity of the respective plant, whether based on annual availability (the Subic Bay and Batangas Plants) or an annual capacity test (the Puerto Quetzal and Puerto Plata Plants). Capacity revenues accounted for 62%,

74% and 74% of the total revenues of the power plants in 1996, 1995 and 1994, respectively. Capacity revenues increased $37.8 million (41%) from 1995 to 1996 primarily due to the operations of the Puerto Plata Plant ($36.0 million) and the increase in the Subic Bay Plant ($1.2 million), which resulted from an early capacity fee settlement and settlement of a business interruption claim. Capacity revenues increased $3.6 million (4%) from 1994 to 1995 primarily due to more efficient operation of the Subic Bay and Batangas Plants. See Note 13 to EPP's financial statements beginning at Page F-1 of this Form 10-K for further discussion of certain receivables being disputed at the Puerto Plata Plant (Dominican Republic).

     The second type of payment, an energy fee, varies directly with actual output and, under the current cost structures of the power plants, is designed to cover variable costs. Variable revenues accounted for 38%, 26% and 26% of the total power plant revenues in 1996, 1995 and 1994, respectively. Variable revenues increased $49.5 million (155%) from 1995 to 1996 primarily due to the operations of the Puerto Plata Plant ($47.7 million) and an increase at the Puerto Quetzal Plant ($1.9 million), which was attributable to improved fuel cost recovery. Variable revenues increased $1.0 million (3%) from 1994 to 1995.

     Fuel Cost. Fuel cost is the expense for the fuel burned at the Puerto Quetzal and Puerto Plata Plants. An Enron affiliate supplies fuel to the Puerto Quetzal and Puerto Plata Plants at market based rates. Total fuel cost increased $43.0 million (238%) from 1995 to 1996 primarily due to the operations of the Puerto Plata Plant ($42.7 million) and the increase in fuel prices at the Puerto Quetzal Plant ($0.3 million). Total fuel cost at the Puerto Quetzal Plant increased $0.4 million (2%) from 1994 to 1995. Fuel is provided to the Subic Bay and Batangas Plants by its customer, NPC, at no cost.

     Operating and Administrative Expenses. Operating and administrative expenses consist primarily of expenses associated with the operations and maintenance of the power plants. Operating and administrative expenses increased $10.9 million (36%) from 1995 to 1996 primarily due to the operations at the Puerto Plata Plant ($9.8 million) and increases at the Subic Bay Plant ($1.4 million) and the Batangas Plant ($0.3 million), partially offset by a decrease at the Puerto Quetzal Plant ($0.6 million). The increase at the Subic Bay Plant from 1995 to 1996 was primarily attributable to increased maintenance in preserving capital spares during 1996 and the reversal of certain reserves in 1995 as discussed below. The increase at the Batangas Plant from 1995 to 1996 was attributable to increased insurance premiums. The decrease at the Puerto Quetzal Plant from 1995 to 1996 was primarily due to the reduction in the fixed fee set forth in the Puerto Quetzal O&M Agreement. See "Item
1 -- Business -- Current Power Plant Operations -- Puerto Quetzal Plant -- Plant Operation and Maintenance."

     Operating and administrative expenses decreased $4.8 million (14%) from 1994 to 1995 primarily due to the reversal of certain reserves for disputed billings at the Subic Bay and Batangas Plants that were recorded in 1994 as a result of the favorable resolution of a portion of these disputes in 1995.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $5.9 million (21%) from 1995 to 1996 primarily due to the operations of the Puerto Plata Plant ($5.4 million) and an increase at the Batangas Plant ($0.6 million) related to capital spare additions.

     Depreciation and amortization expense increased $1.9 million (8%) from 1994 to 1995 primarily due to a full year of depreciation at the Subic Bay Plant in 1995 compared to ten months in 1994 and depreciation of increased plant assets at the Subic Bay and Batangas Plants.

     Interest Expense, Net. Interest expense, net increased $15.6 million (66%) from 1995 to 1996 primarily due to the operations of the Puerto Plata Plant ($18.0 million), partially offset by decreases at the Batangas Plant ($1.1 million), the Subic Bay Plant ($0.5 million) and the Puerto Quetzal Plant ($0.8 million). The decreases at the Batangas, Subic and Puerto Quetzal Plants were primarily attributable to a reduction in debt outstanding. Interest expense, net decreased $0.1 million (1%) from 1994 to 1995 primarily due to a reduction of the loan balance at the Batangas Plant.

     Other Income, Net. Other income, net is immaterial and remained relatively unchanged for all years presented.

     Income Tax Expense. Income tax expense is the tax on the power plants in their respective local jurisdictions. On an aggregate basis, the effective tax rate for the Subic Bay and Batangas Plants is less than the statutory rate due to the Subic Bay and Batangas Plants being granted certain income tax holidays and concessions. PQPC is organized as a U.S. domiciled company with a foreign branch office. At December 31, 1996, there were no significant differences between PQPC's effective tax rate and the U.S. statutory rate. The Puerto Plata Plant has been granted a tax holiday for the life of the project. Income tax expense increased $1.1 million (43%) from 1995 to 1996 primarily due to the increase in income taxes at the Puerto Quetzal Plant ($1.1 million). Income tax expense increased $0.5 million (25%) from 1994 to 1995 primarily due to an increase in the tax rate from 35% to 38.75% in Guatemala and an increase in pretax net income from PQPC.

LIQUIDITY AND CAPITAL RESOURCES OF POWER OPERATIONS

     The Subic Notes were funded in 1993 and the Batangas Loans were funded in 1994. The Subic Notes of $105 million bear interest at 9.5% and mature in 2008. The Batangas Loans of $95 million bear interest at fixed interest rates of 9.12% and 10.25% and a variable interest rate of one month LIBOR plus 1.5%; all Batangas loans mature from 1999 to 2003. The Puerto Quetzal Loans were funded in 1993 for a total of $71 million at interest rates ranging from 9.94% to 14% and with maturity dates ranging from 2001 to 2003. In September 1995, PQPC entered into an interest rate swap agreement which effectively converted approximately $51 million of the indebtedness from a floating rate to a fixed rate of 9.37%. The Puerto Plata Plant has project financing totaling $153 million at interest rates ranging from 6.72% to 16% with maturity dates ranging from 2004 through 2008. The debt is collateralized by substantially all of the assets of the Puerto Plata Plant. In addition, the Puerto Plata Plant has certain construction cost overrun loans ("COLs") from EPP and Enron affiliates totaling approximately $11.7 million at December 31, 1996. All COLs bear interest at 13.5% with principal and interest payable semiannually through 2003. On February 26, 1997, EPP funded two additional COLs totaling approximately $3.2 million at 13.5% interest, with interest and principal payable semiannually through December 2004. For a description of the Subic Notes, Batangas Loans, Puerto Quetzal Loans and Puerto Plata Loans, see "Item 1 -- Business -- Current Power Plant Operations -- Subic Bay Plant -- Associated Debt," "-- Batangas
Plant -- Associated Debt," "-- Puerto Quetzal Plant -- Associated Debt" and
"-- Puerto Plata Plant -- Associated Debt."

     Capital expenditures for the power plant operations are expected to be insignificant in 1997. The power plant operations expect to meet short and long-term liquidity needs using cash flow from operations. If a specific power plant has short-term liquidity needs that cannot be met with cash flows from operations, it is expected that such plant would borrow or be advanced the necessary funds from an affiliated company.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     The statements in this Form 10-K that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although EPP believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political developments in foreign countries, the timing and success of Enron's efforts to develop international power, pipeline and other infrastructure projects and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 of Form 10-K is set forth in EPP's financial statements and the notes thereto beginning at Page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K relating to (i) directors who are nominees for election as directors at EPP's Annual Meeting of Shareholders to be held on May 14, 1997 (the "Annual Meeting"), and (ii) compliance by directors and executive officers with Section 16(a) of the Exchange Act is set forth, respectively, under the captions entitled "Election of Directors" and "Compensation of Directors and Executive
Officers -- Compensation Committee Interlocks and Insider Participation" and "-- Section 16 Matters" in EPP's Proxy Statement for the Annual Meeting (the "Proxy Statement"), and is incorporated herein by reference.

     The information required by Item 10 of Form 10-K with respect to executive officers is set forth in Part I of this Form 10-K under the heading "Executive Officers." There are no family relationships among the officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers. Officers are appointed or elected annually by the Board of Directors at its first meeting following the Annual Meeting, each to hold office until the corresponding meeting of the Board of Directors in the next year or until a successor shall have been elected, appointed or shall have qualified.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K relating to executive compensation is set forth in the Proxy Statement under the captions "Compensation of Directors and Executive Officers -- Director Compensation; Executive Compensation; Share Option Grants During 1996; Aggregated Share Option/SAR Exercises During 1996 and Share Option/SAR Values as of December 31, 1996; Retirement and Severance Plans; Compensation and Employment Agreements," and "-- Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

        The information required by Item 12 of Form 10-K relating to security ownership of certain beneficial owners is set forth in the Proxy Statement under the caption "Election of Directors -- Share Ownership of Certain Beneficial Owners," and is incorporated herein by reference.

     (b) Security Ownership of Management

        The information required by Item 12 of Form 10-K relating to security ownership of management is set forth in the Proxy Statement under the caption "Election of Directors -- Share Ownership of the Board of Directors and Management," and is incorporated herein by reference.

     (c) Changes in control

        None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding certain relationships and related transactions is set forth in the Proxy Statement under the caption "Compensation of Directors and Executive Officers -- Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

     A list of the financial statements and financial statement schedules required to be filed herewith is set forth in the "Index to Financial Statements" at Page F-1 of this Form 10-K.

LIST OF EXHIBITS.

     A list of the exhibits required to be filed herewith is set forth below.

        EXHIBIT
            NO.
        -------
          3.1            -- Certificate of Formation of EPP (incorporated by
                            reference to exhibit 3.1 to EPP's Registration Statement
                            on Form S-1, Registration Statement No. 33-85246).
          3.2            -- Amended and Restated Limited Liability Company Agreement
                            of EPP dated as of November 15, 1994 (incorporated by
                            reference to exhibit 3.2 to EPP's Annual Report on Form
                            10-K for year ended December 31, 1994).
          4.1+           -- U.S.$220,000,000 Term Loan Agreement and First Amendment
                            to Term Loan Agreement dated as of May 15, 1996, among
                            CIESA, the Initial Lenders named therein, Societe
                            Generale, Banco Supervielle Societe Generale and Goldman,
                            Sachs & Co., as Arrangers, the Managing Agents named
                            therein and the Administrative Agent named therein.
         10.1            -- Purchase Right Agreement dated as of November 15, 1994, between EPP and Enron Corp. (incorporated by reference to
                            exhibit 10.1 to EPP's Annual Report on Form 10-K for year
                            ended December 31, 1994).
         10.2            -- Amendment No. 1 to Purchase Right Agreement dated as of
                            September 29, 1995, between Enron Corp. and EPP
                            (incorporated by reference to exhibit 10.4 to EPP's
                            Quarterly Report on Form 10-Q for quarterly period ended
                            September 30, 1995).
         10.3            -- Administrative Services Agreement dated as of November
                            22, 1994, between Enron Corp. and EPP (incorporated by
                            reference to exhibit 10.2 to EPP's Annual Report on Form
                            10-K for year ended December 31, 1994).
         10.4            -- Master Contribution Agreement dated as of November 15,
                            1994, among Enron Corp., EPP, EDC, Enron Power Corp.,
                            Electricidad Enron de Guatemala Sociedad Anonima, EPCA
                            and EPPC (incorporated by reference to exhibit 10.3 to
                            EPP's Annual Report on Form 10-K for year ended December
                            31, 1994).
         10.5            -- Waiver to Master Contribution Agreement dated as of
                            September 29, 1995, between Enron Corp. and EPP
                            (incorporated by reference to exhibit 10.3 to EPP's
                            Quarterly Report on Form 10-Q for quarterly period ended
                            September 30, 1995).
         10.6*           -- Enron Global Power & Pipelines L.L.C. 1994 Share Option
                            Plan and First Amendment to Enron Global Power &
                            Pipelines L.L.C. 1994 Share Option Plan dated February
                            13, 1996 (incorporated by reference to exhibit 10.2 to
                            EPP's Quarterly Report on Form 10-Q for quarterly period
                            ended June 30, 1996).
         10.7*           -- Enron Global Power & Pipelines L.L.C. 1994 Annual
                            Incentive Plan (incorporated by reference to exhibit 10.5
                            to EPP's Registration Statement on Form S-1, Registration
                            Statement No. 33-85246).
         10.8*           -- Enron Corp. Supplemental Retirement Plan (incorporated by reference to exhibit 10.6 to EPP's Registration Statement
                            on Form S-1, Registration Statement No. 33-85246).

        EXHIBIT
            NO.
        -------
         10.9*           -- Enron Executive Supplemental Survivor Benefits Plan
                            (incorporated by reference to exhibit 10.7 to EPP's
                            Registration Statement on Form S-1, Registration
                            Statement No. 33-85246).
         10.10*          -- Pension Program for Enron Corp. Deferral Plan
                            Participants (incorporated by reference to exhibit 10.8
                            to EPP's Registration Statement on Form S-1, Registration
                            Statement No. 33-85246).
         10.11*          -- Enron Corp. 1994 Deferral Plan (incorporated by reference to exhibit 10.9 to EPP's Registration Statement on Form
                            S-1, Registration Statement No. 33-85246).
         10.12           -- License Agreement dated December 28, 1992, between TGS
                            and the Government of Argentina together with the English
                            Translation (incorporated by reference to exhibit 10.10
                            to EPP's Registration Statement on Form S-1, Registration
                            Statement No. 33-85246).
         10.13           -- Owners Agreement dated as of November 12, 1992, among
                            EPCA, Citicorp Equity Investments S.A., Compana Naviera
                            Perez Companc S.A.C.F.I.M.F.A. and Argentina Private
                            Development Trust Company Limited, as amended by
                            Amendment No. 1 to Bid Agreement, Owners Agreement and
                            Shareholders Agreement, dated November 13, 1992,
                            Amendment No. 2 to Owners Agreement, dated as of December
                            28, 1992, Amendment No. 3 to Owners Agreement, dated as
                            of December 28, 1992 and Amendment No. 4 to Owners
                            Agreement, dated as of December 28, 1992 (incorporated by
                            reference to exhibit 10.11 to EPP's Registration
                            Statement on Form S-1, Registration Statement No.
                            33-85246).
         10.14           -- Shareholders Agreement dated as of November 13, 1992,
                            among EPCA, Citicorp Equity Investments S.A. and Compana
                            Naviera Perez Companc S.A.C.F.I.M.F.A., as amended by
                            Amendment No. 1 to Bid Agreement, Owners Agreement and
                            Shareholders Agreement, dated as of November 13, 1992,
                            and Amendment No. 2 to Bid Agreement and Shareholders
                            Agreement, dated as of December 28, 1992 (incorporated by
                            reference to exhibit 10.12 to EPP's Registration
                            Statement on Form S-1, Registration Statement No.
                            33-85246).
         10.15           -- Technical Assistance Agreement dated as of December 28,
                            1992, between TGS and EPCA together with the English
                            Translation (incorporated by reference to exhibit 10.13
                            to EPP's Registration Statement on Form S-1, Registration
                            Statement No. 33-85246).
         10.16           -- Firm Transportation Agreement No. S-01, between TGS and
                            Distribuidora de Gas Metropolitana S.A. commencing
                            December 21, 1992 (incorporated by reference to exhibit
                            10.14 to EPP's Registration Statement on Form S-1,
                            Registration Statement No. 33-85246).
         10.17           -- Firm Transportation Agreement No. S-02, between TGS and
                            Distribuidora de Gas Buenos Aires Norte S.A. commencing
                            December 21, 1992 (incorporated by reference to exhibit
                            10.15 to EPP's Registration Statement on Form S-1,
                            Registration Statement No. 33-85246).
         10.18           -- Firm Transportation Agreement TF-31, between TGS and
                            MetroGas commencing January 23, 1996, with English
                            translation (incorporated by reference to exhibit 10.18
                            to EPP's Annual Report on Form 10-K/A for year ended
                            December 31, 1995).
         10.19           -- Firm Transportation Agreement TF-06, between TGS and
                            Distribuidora de Gas Pampeana S.A. commencing May 1, 1994
                            (incorporated by reference to exhibit 10.17 to EPP's
                            Registration Statement on Form S-1, Registration
                            Statement No. 33-85246).

        EXHIBIT
            NO.
        -------
         10.20           -- Firm Transportation Agreement TF-20, between TGS and
                            Pampeana commencing January 1, 1996, with English
                            translation (incorporated by reference to exhibit 10.20
                            to EPP's Annual Report on Form 10-K/A for year ended
                            December 31, 1995).
         10.21           -- Firm Transportation Agreement TF-30, between TGS and Sur commencing March 1, 1994 (incorporated by reference to
                            exhibit 10.21 to EPP's Registration Statement on Form
                            S-1, Registration Statement No. 33-85246).
         10.22           -- Firm Transportation Agreement TF-25, between TGS and BAN commencing January 1, 1996, with English translation
                            (incorporated by reference to exhibit 10.22 to EPP's
                            Annual Report on Form 10-K/A for year ended December 31,
                            1995).
         10.23           -- Form of Note dated December 28, 1992, from TGS in favor of YPF together with the English Translation
                            (incorporated by reference to exhibit 10.22 to EPP's
                            Registration Statement on Form S-1, Registration
                            Statement No. 33-85246).
         10.24           -- Trust Deed relating to U.S. $350,000,000 Euro Medium-Term
                            Notes Programme, dated December 14, 1993, between TGS and
                            Citicorp Trustee Company Limited (incorporated by
                            reference to exhibit 10.23 to EPP's Registration
                            Statement on Form S-1, Registration Statement No.
                            33-85246).
         10.25*          -- Benefit and Compensation Agreement dated effective as of
                            January 1, 1995, between Enron Corp. and EPP
                            (incorporated by reference to exhibit 10.24 to EPP's
                            Annual Report on Form 10-K for year ended December 31,
                            1994).
         10.26*          -- Form of Indemnification Agreement between EPP and its
                            officers and directors (incorporated by reference to
                            exhibit 10.27 to EPP's Registration Statement on Form
                            S-1, Registration Statement No. 33-85246).
         10.27*          -- Enron Corp. 1991 Stock Plan, as amended and restated
                            effective May 1, 1992; and Enron Corp. 1994 Stock Plan
                            (pursuant to which EPP employees will receive benefits
                            under the Enron All-Employee Stock Option Program)
                            (incorporated by reference to exhibit 10.28 to EPP's
                            Registration Statement on Form S-1, Registration
                            Statement No. 33-85246).
         10.28           -- Compensation Agreement dated March 17, 1995, among EPP,
                            ECT and Rodney L. Gray (incorporated by reference to
                            exhibit 10.28 to EPP's Annual Report on Form 10-K for
                            year ended December 31, 1994).
         10.29           -- First Amendment to Compensation Agreement dated effective as of May 1, 1995, among ECT, EDC, EPP and Rodney L. Gray
                            (incorporated by reference to exhibit 10.1 to EPP's
                            Quarterly Report on Form 10-Q for quarterly period ended
                            September 30, 1995).
         10.30+          -- Second Amendment to Compensation Agreement dated
                            effective as of February 14, 1997, among EI, EPP and
                            Rodney L. Gray.
         10.31           -- Purchase Agreement dated as of April 15, 1996, among EHC,
                            EEC, EDC and EPP (incorporated by reference to exhibit
                            10.1 to EPP's Quarterly Report on Form 10-Q for quarterly
                            period ended March 31, 1996).
         10.32           -- Indemnity Agreements dated as of May 15, 1996, between
                            EPP and Thomas C. Theobald, George S. Slocum and Brent
                            Scowcroft, individually (incorporated by reference to
                            exhibit 10.1 of EPP's Quarterly Report on Form 10-Q for
                            quarterly period ended June 30, 1996).
         10.33           -- Stock Purchase Agreement dated July 30, 1996, among APDT,
                            EPCA and Maipu (incorporated by reference to exhibit 10.3
                            of EPP's Quarterly Report on Form 10-Q for quarterly
                            period ended June 30, 1996).

        EXHIBIT
            NO.
        -------
         10.34           -- Agreement Regarding CIESA Interest dated July 31, 1996, among Enron Corp., EHC, EPCA and EPP (incorporated by
                            reference to exhibit 10.4 of EPP's Quarterly Report on
                            Form 10-Q for quarterly period ended June 30, 1996).
         10.35           -- Purchase Agreement dated as of June 17, 1996, among EI,
                            EHC and EPP (incorporated by reference to exhibit 10.1 of
                            EPP's Current Report on Form 8-K filed July 3, 1996).
         21.1+           -- List of subsidiaries of EPP.
         23.1+           -- Consent of Arthur Andersen LLP.
         23.2+           -- Consent of Pistrelli, Diaz y Asociados.
         24.1+           -- Powers of Attorney.

---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(d) of Form 10-K.

+ Filed herewith.

REPORTS ON FORM 8-K

     None.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Enron Global Power & Pipelines L.L.C.
     Report of Independent Public Accountants...............     F-2

     Consolidated Statements of Income -- for the Years
      Ended December 31, 1996 and 1995, Pro Forma for the
      Year Ended December 31, 1994 (Unaudited), the 40-Day
      Period Ended December 31, 1994 and the 325-Day Period
      Ended November 21, 1994 (Predecessor).................     F-3

     Consolidated Balance Sheets -- as of December 31, 1996
      and 1995..............................................     F-4

     Consolidated Statements of Cash Flows -- for the Years
      Ended December 31, 1996 and 1995, the 40-Day Period
      Ended December 31, 1994 and the 325-Day Period Ended
      November 21, 1994 (Predecessor).......................     F-5

     Consolidated Statements of Shareholders' Equity -- for
      the Years Ended December 31, 1996 and 1995, and the
      40-Day Period Ended December 31, 1994 and Equity of
      Parent for the 325-Day Period Ended November 21, 1994
      (Predecessor).........................................     F-6

     Notes to Consolidated Financial Statements.............     F-7

Compania de Inversiones de Energia S.A. and Controlled
  Company Report of Independent Public Accountants..........    F-32

     Consolidated Balance Sheets -- as of December 31, 1996
      and 1995..............................................    F-33

     Consolidated Statements of Income -- for the Years
      Ended December 31, 1996, 1995 and 1994................    F-34

     Consolidated Statements of Cash Flows -- for the Years
      Ended December 31, 1996, 1995 and 1994................    F-35

     Consolidated Statements of Changes in Shareholders'
      Equity -- for the Years Ended December 31, 1996, 1995
      and 1994..............................................    F-36

     Notes to Consolidated Financial Statements.............    F-38


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO ENRON GLOBAL POWER & PIPELINES L.L.C.:

     We have audited the accompanying consolidated balance sheets of Enron Global Power & Pipelines L.L.C. (a Delaware limited liability company) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and shareholders' equity for the years ended December 31, 1996 and 1995 and the 40-day period ended December 31, 1994. We have also audited the accompanying special-purpose combined statements of income, cash flows and equity of parent of the Company's predecessor (as described in Note 3) for the 325-day period ended November 21, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Smith/Enron Cogeneration Limited Partnership, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in Smith/Enron Cogeneration Limited Partnership represents 10 percent of total assets as of December 31, 1996 and the equity in its net income represents 10 percent of net income for the year then ended. The statements of Smith/Enron Cogeneration Limited Partnership were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Smith/Enron Cogeneration Limited Partnership, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Enron Global Power & Pipelines L.L.C. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and the 40-day period ended December 31, 1994, and the results of operations and cash flows of the Company's predecessor for the 325-day period ended November 21, 1994, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 13, 1997

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              YEARS ENDED        PRO FORMA                    PREDECESSOR
                                              DECEMBER 31,       YEAR ENDED    PERIOD ENDED   PERIOD ENDED
                                           ------------------   DECEMBER 31,   DECEMBER 31,   NOVEMBER 21,
                                            1996       1995         1994           1994           1994
                                           -------    -------   ------------   ------------   ------------
                                                                (UNAUDITED)     (40 DAYS)      (325 DAYS)
Technical Assistance Fees................  $11,258    $10,033     $ 8,674        $   599        $ 8,075
Equity in Earnings of Unconsolidated
  Subsidiaries
     Pipeline Operations.................   29,767     22,154      22,965          1,706         21,259
     Power Operations....................   16,348     11,274       8,177          1,209          6,968
                                           -------    -------     -------        -------        -------
Equity in Earnings and Technical
  Assistance Fees........................   57,373     43,461      39,816          3,514         36,302
General and Administrative Expenses......   (5,707)    (6,036)     (6,382)          (397)        (4,289)
Taxes Other Than Income..................     (672)      (600)       (489)           (41)          (448)
Interest Expense.........................   (1,834)       (96)         --             --             --
Other Income, Net........................    1,370      1,869       1,151             93          1,058
                                           -------    -------     -------        -------        -------
Income Before Income Taxes...............   50,530     38,598      34,096          3,169         32,623
Income Taxes.............................    4,535      3,571       3,802            358          3,444
                                           -------    -------     -------        -------        -------
Net Income...............................  $45,995    $35,027     $30,294        $ 2,811        $29,179
                                           =======    =======     =======        =======        =======
Net Income Per Common Share..............  $  1.90    $  1.68     $  1.45        $  0.13
Average Number of Common Shares Used in
  Computation............................   24,202     20,842      20,840         20,840
                                           =======    =======     =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1996         1995
                                                              --------     --------
Current Assets
  Cash and cash equivalents.................................  $ 24,582     $ 23,364
  Accounts receivable.......................................     6,301        3,538
  Current portion of notes receivable.......................     1,394           --
  Other current assets......................................       404          240
                                                              --------     --------
          Total Current Assets..............................  $ 32,681     $ 27,142
                                                              --------     --------
Investments in and Advances to Unconsolidated
  Subsidiaries..............................................   298,530      159,621
Notes Receivable............................................    12,111           --
Other.......................................................       521          950
                                                              --------     --------
               Total Assets.................................  $343,843     $187,713
                                                              ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................  $ 11,277     $  5,341
  Accrued taxes.............................................     1,488        2,481
  Current portion of note payable...........................    36,583           --
                                                              --------     --------
          Total Current Liabilities.........................    49,348        7,822
                                                              --------     --------
Deferred Income Taxes.......................................     4,301        2,539
Note Payable................................................    24,750           --
Commitments and Contingencies (Note 13)
Shareholders' Equity
  Common Shares, no par value, 200,000,000 shares authorized and 24,392,352 and 20,858,750 shares issued and
     outstanding at December 31, 1996 and 1995,
     respectively...........................................   219,816      156,607
  Retained Earnings.........................................    45,628       20,745
                                                              --------     --------
          Total Shareholders' Equity........................   265,444      177,352
                                                              --------     --------
               Total Liabilities and Shareholders' Equity...  $343,843     $187,713
                                                              ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         PREDECESSOR
                                               YEARS ENDED DECEMBER 31,   PERIOD ENDED   PERIOD ENDED
                                               ------------------------   DECEMBER 31,   NOVEMBER 21,
                                                  1996          1995          1994           1994
                                               -----------   ----------   ------------   ------------
                                                                           (40 DAYS)      (325 DAYS)
Cash Flows from Operating Activities:
Reconciliation of net income to net cash
  flows from operating activities:
Net income...................................    $  45,995     $ 35,027    $   2,811       $ 29,179
  Equity in earnings of unconsolidated
     subsidiaries............................      (46,115)     (33,428)      (2,915)       (28,227)
  Distributions from unconsolidated
     subsidiaries............................       38,114       30,373           --         16,611
  Deferred income taxes......................        1,762        1,183          152            919
  Changes in components of working capital
     Accounts receivable.....................       (1,700)         (90)        (451)            (5)
     Accounts payable........................        5,896        3,225          624         (2,931)
     Accrued taxes...........................         (993)       1,821         (214)        (1,565)
  Other, net.................................          623         (220)         418           (280)
                                                 ---------     --------    ---------       --------
Net Cash Flows from Operating Activities.....    $  43,582     $ 37,891    $     425       $ 13,701
                                                 =========     ========    =========       ========
Cash Flows from Investing Activities:
  Note receivable............................           --           --           --        (46,725)
  Repayment of note receivable...............           --           --           --         46,725
  Net investments in and advances (to) from
     unconsolidated subsidiaries.............     (117,500)      (4,454)       3,482         62,431
  Proceeds from sale of unconsolidated
     subsidiary..............................       39,167           --           --             --
  Purchase of note receivable................       (5,065)          --           --             --
                                                 ---------     --------    ---------       --------
Net Cash Flows (Used in) Provided by
  Investing Activities.......................    $ (83,398)    $ (4,454)   $   3,482       $ 62,431
                                                 =========     ========    =========       ========
Cash Flows from Financing Activities:
  Initial capitalization.....................           --           --            1             --
  Common Shares issued.......................          687          450      106,314             --
  Proceeds from long-term debt...............      117,500           --           --             --
  Repayment of long-term debt................      (56,167)          --           --             --
  Repayment of long-term debt assumed........           --           --     (101,500)            --
  Repurchase of 1% equity interest...........           --           --       (4,681)            --
  Dividends paid.............................      (20,986)     (17,093)     (17,800)            --
  Net advances to parent.....................           --           --           --        (78,426)
  Contribution from parent...................           --           --       20,329             --
                                                 ---------     --------    ---------       --------
Net Cash Flows Provided by (Used in)
  Financing Activities.......................    $  41,034     $(16,643)   $   2,663       $(78,426)
                                                 =========     ========    =========       ========
Increase (Decrease) in Cash and
  Cash Equivalents...........................        1,218       16,794        6,570         (2,294)
Cash and Cash Equivalents, Beginning of
  Period.....................................       23,364        6,570           --         22,623
                                                 ---------     --------    ---------       --------
Cash and Cash Equivalents, End of Period.....    $  24,582     $ 23,364    $   6,570       $ 20,329
                                                 =========     ========    =========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                           CONSOLIDATED STATEMENTS OF
                   SHAREHOLDERS' EQUITY AND EQUITY OF PARENT
                                 (IN THOUSANDS)

                                                                 SHAREHOLDERS' EQUITY
                                        EQUITY        ------------------------------------------
                                          OF          COMMON                RETAINED
                                        PARENT        SHARES     AMOUNT     EARNINGS     TOTAL
                                     -------------    ------     ------     --------     -----
                                     (PREDECESSOR)
Balance at December 31, 1993.......    $ 223,070          --    $     --    $     --    $     --
  Net income for the period ended
     November 21, 1994 (325
     days).........................       29,179          --          --          --          --
  Net advances to parent...........      (78,426)         --          --          --          --
  Effective November 22, 1994:
  Initial capitalization...........           --          --           1          --           1
  Dividend.........................      (17,800)         --          --          --          --
  Assumption of debt from parent...     (101,500)         --          --          --          --
  Exchange of Common Shares for
     equity of parent..............      (54,523)     16,140      54,523          --      54,523
  Issuance of Common Shares in
     initial public offering.......           --       4,700     106,314          --     106,314
  Redemption of 1% equity interest
     owned by a subsidiary of
     parent........................           --          --      (4,681)         --      (4,681)
  Net Income for the period ended
     December 31, 1994 (40 days)...           --          --          --       2,811       2,811
                                       ---------      ------    --------    --------    --------
Balance at December 31, 1994.......           --      20,840     156,157       2,811     158,968
  Net Income.......................           --          --          --      35,027      35,027
  Dividends........................           --          --          --     (17,093)    (17,093)
  Issuance of Common Shares........           --          19         450          --         450
                                       ---------      ------    --------    --------    --------
Balance at December 31, 1995.......           --      20,859     156,607      20,745     177,352
  Net income.......................           --          --          --      45,995      45,995
  Dividends........................           --          --          --     (20,986)    (20,986)
  Exercise of stock options........           --          28         687          --         687
  Project acquisitions:
     Issuances of Common Shares for
       acquisitions................           --       3,505      91,513        (126)     91,387
     Excess of fair value of assets
       acquired over affiliate's
       basis.......................           --          --     (28,991)         --     (28,991)
                                       ---------      ------    --------    --------    --------
Balance at December 31, 1996.......    $      --      24,392    $219,816    $ 45,628    $265,444
                                       =========      ======    ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND FORMATION

     Enron Global Power & Pipelines L.L.C., a Delaware limited liability company, and its wholly owned subsidiaries (EPP), initially owned interests in a natural gas pipeline system in Argentina, two power plants in the Philippines and a power plant in Guatemala. EPP's pipeline operations in Argentina are conducted through its wholly owned subsidiary, Enron Pipeline
Company -- Argentina S.A. (EPCA). EPCA initially acquired 25% of Compania de Inversiones de Energia S.A. (CIESA), which in turn owns 70% of Transportadora de Gas del Sur S.A. (TGS), the entity that owns the pipeline system. EPP's power operations in the Philippines are conducted through its wholly owned subsidiary, Enron Power Philippines Corp. (EPPC). EPPC owns 50% of the outstanding stock of Subic Power Corp. (Subic) and Batangas Power Corp. (Batangas), the entities that own the respective power plants. The Guatemala power operations are conducted through EPP's 50% ownership interest in Puerto Quetzal Power Corp. (PQPC).

     Enron Corp. and its subsidiaries other than EPP (collectively, Enron) previously owned the interests described above and contributed its ownership in these projects to EPP in exchange for 16.1 million common shares representing limited liability company interests in EPP (Common Shares) and EPP's assumption of approximately $101.5 million of indebtedness from Enron (the Assumed Indebtedness). On November 22, 1994, EPP sold 4.7 million Common Shares (equal to an approximate 22% interest in EPP) through a public offering (the Offering). Net proceeds to EPP were approximately $106.3 million which were used to pay the Assumed Indebtedness and redeem a 1% equity interest in EPP owned by Enron. In connection with the Offering, Enron sold 5.3 million of its 16.1 million Common Shares. EPP did not receive any proceeds from the sale of Common Shares by Enron. Subsequent to the Offering, Enron owned approximately 52% of the Common Shares.

2. ACQUISITIONS

  Centragas

     On May 9, 1996, EPP acquired an indirect 49% limited partnership interest in Centragas -- Transportadora de Gas de la Region Central de Enron Development & Cia., S.C.A. (Centragas) from a wholly owned subsidiary of Enron in exchange for approximately 1.6 million Common Shares. Centragas is a Colombian limited partnership, formed to build, own and operate, for a 15-year period, a 357 mile, 18-inch natural gas pipeline and related facilities (the Colombian Pipeline) from Ballena on the northern coast of Colombia to Barrancabermeja in the central region of the country. In addition to EPP's interest, Tomen Corporation, a Japanese corporation, and Promigas S.A. (Promigas), a Colombian corporation and the operator of the Colombian Pipeline, each own a 25% limited partnership interest in Centragas. Enron Development Corp., a wholly owned indirect subsidiary of Enron, owns the 1% general partner interest in Centragas. Construction of the pipeline was completed and full commercial operation was achieved on February 24, 1996.

     The Colombian Pipeline was developed under the terms of the Transportation Services Contract dated May 12, 1994 (the Centragas Services Contract) between Centragas and Empresa Colombiana de Petroleos (Ecopetrol), the state-owned oil company of Colombia. Pursuant to the Centragas Services Contract, Centragas built and will own and operate the Colombian Pipeline and transport natural gas for Ecopetrol for a period of 15 years from the commencement of commercial operations (February 24, 1996) and, at the end of this 15-year period, will transfer the Colombian Pipeline to Ecopetrol "as is" for a payment equal to $500,000 plus 1% of the construction costs of the Colombian Pipeline, subject to adjustment in certain cases. The Centragas Services Contract provides that Ecopetrol will pay two monthly tariffs, an availability tariff generally designed to cover debt service, certain taxes and return on equity for Centragas and a transportation tariff generally designed to cover the operation and maintenance costs of the Colombian Pipeline. The full amount of the tariffs are payable without regard to the amount of gas Ecopetrol delivers to the Colombian Pipeline. The tariffs are payable in Colombian pesos but the majority of the tariffs are denominated in

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

U.S. dollars. Ecopetrol is obligated to indemnify Centragas against all losses, costs and expenses resulting from conversion or devaluation of the Colombian peso in connection with the U.S. dollar-denominated portion of the tariffs. Ecopetrol became obligated, as of February 24, 1996, to pay full tariffs to Centragas.

     Promigas, pursuant to an Operations and Maintenance Contract between Centragas and Promigas, will operate and maintain the Colombian Pipeline for the 15-year operational period in accordance with the requirements of the Centragas Services Contract. Promigas is Colombia's largest natural gas pipeline company, transporting approximately 70% of the natural gas consumed in Colombia during 1996. On January 31, 1996, a wholly owned indirect subsidiary of Enron acquired Ecopetrol's approximate 39% equity interest in Promigas, making the subsidiary of Enron the largest shareholder of Promigas.

     Centragas obtained project debt financing of $172 million through the issuance in the international capital markets of Senior Secured Notes due 2010 (the Notes). The Notes have a 16-year maturity and bear interest at the rate of 10.65% per year. The Notes are collateralized by substantially all of the assets of Centragas. As of December 31, 1996, Centragas owed approximately $166 million under the project debt financing. Centragas is subject to certain dividend payment restrictions in connection with the project financing. Payment of dividends, allowing for restrictions under the project financing, is currently restricted by Colombian law to 90% of its annual net income until certain required legal reserve levels are achieved. During 1996, Centragas paid dividends of approximately $1.4 million, of which EPP received approximately $0.4 million.

  Smith/Enron Cogeneration Limited Partnership and Smith/Enron O&M Limited Partnership

     On June 18, 1996, EPP acquired an indirect 50% limited partnership interest in Smith/Enron Cogeneration Limited Partnership (SECLP) and Smith/Enron O&M Limited Partnership (SEOM), both Turks and Caicos limited partnerships, which own and provide services to, respectively, a 185 megawatt (MW) power project in Puerto Plata, Dominican Republic (the Puerto Plata Plant), from a wholly owned subsidiary of Enron in exchange for approximately 1.6 million Common Shares. Affiliates of Enron and Smith Cogeneration International, Inc. own 50% of SECLP; affiliates of Smith Cogeneration International, Inc. own 50% of SEOM.

     The Puerto Plata Plant was developed under the terms of the Electric Energy Supply and Sales Contract dated July 26, 1993, as amended (the Puerto Plata Energy Supply Contract), with Corporacion Dominicana de Electricidad (CDE), the government agency which provides electric services to the Dominican Republic, and the Government of the Dominican Republic (the DR Government). Pursuant to the Puerto Plata Energy Supply Contract, SECLP will own and SEOM will operate the Puerto Plata Plant and will provide plant capacity and electricity to CDE for a period of 19 years from the date combined cycle commercial operation began (January 16, 1996), with the option for CDE to extend for one year. The Puerto Plata Energy Supply Contract provides that CDE will pay fixed capacity payments (subject to reduction if availability falls below 90% or if capacity is less than 185 MW based on an annual performance test), fixed and variable operation and maintenance payments and an energy payment providing for a pass-through of the Puerto Plata Plant's fuel costs with such pass-through being subject to certain limitations. Fixed payments increase over the first 15 years at a stated rate and decrease over the last four years. SECLP accounts for the fixed payments at the lower of amounts billable for the current period or the amount calculated by applying the average estimated rate per MW produced over the life of the project. The capacity payments are designed to cover debt service and return of, and on, equity for SECLP, and the operations and maintenance payments are designed to cover the operation and maintenance costs of the Puerto Plata Plant. CDE has the option of paying its obligations under the Puerto Plata Energy Supply Contract in U.S. dollars or an equivalent amount of Dominican Republic pesos based on the prevailing rate of exchange in the Dominican Republic banking exchange market. SECLP has arranged to convert the Dominican Republic pesos into U.S. dollars through short-term agreements with commercial banks. The Puerto Plata Energy Supply Contract provides that CDE must

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

indemnify SECLP for any losses incurred by SECLP as a result of the inability to convert or delay in converting Dominican Republic pesos to U.S. dollars.

     SECLP has arranged a total of $153 million in project debt financing for the Puerto Plata Plant at interest rates ranging from 6.72% to 16% and final maturity dates ranging from 2004 to 2008. The debt is collateralized by substantially all of the assets of the Puerto Plata Plant. As of December 31, 1996, SECLP owed approximately $145.5 million under the project debt financing. SECLP is subject to certain dividend payment restrictions in connection with the project financing. Payment of dividends is not currently restricted and is not expected to be restricted by Dominican Republic law.

     SECLP also procured certain cost overrun loans (COLs) for construction-related items from Enron affiliates. In connection with the purchase of the 50% interest in SECLP, EPP purchased approximately $10.7 million face amount of COLs for approximately $8.5 million in exchange for approximately
0.3 million Common Shares. As of December 31, 1996, SECLP owed approximately $10.7 million and $1.0 million in COLs to EPP and Enron affiliates, respectively. All COLs bear interest at 13.5% with interest and principal payable semiannually through December 2003 (See Note 9 and Note 13).

  CIESA

     EPCA is an Argentine corporation formed in October 1992 for the purpose of owning a 25% interest in CIESA. CIESA is an Argentine corporation formed in December 1992 for the purpose of acquiring 70% of the common stock of TGS in December 1992. The remaining 75% of CIESA was initially owned 25% each by Perez Companc S.A. C.F.I.M.F.A. (Perez Companc), Compania de Inversiones en Transporte de Gas S.A. (CITGAS) and the Argentina Private Development Trust Company Limited
(APDT). TGS is one of ten business units formed in the privatization of Gas del Estado S.E. (GdE) in accordance with the privatization program carried out by the Argentine Government. Local and foreign investors and an employee stock purchase program own 27% and 3%, respectively, of TGS.

     Effective July 31, 1996, EPCA and Perez Companc, through its subsidiary, equally acquired APDT's 25% interest in CIESA for $117.5 million each (See Note
10). Additionally, EPCA granted to Enron the right to acquire a 4 1/6% interest in CIESA for approximately $39.2 million. On August 8, 1996, Enron and Perez Companc entered into a stock purchase agreement with CITGAS which transferred all rights and obligations deriving from CITGAS's 25% interest in CIESA equally to subsidiaries of Enron and Perez Companc. The CITGAS transaction closed on November 15, 1996. However, the respective voting and economic rights were transferred effective August 1, 1996.

     On August 23, 1996, Enron exercised its right to acquire the 4 1/6% interest in CIESA from EPCA. As a result of the APDT and CITGAS transactions, Perez Companc and its subsidiary own 50% of CIESA, EPCA owns 33 1/3% and Enron owns 16 2/3%; however, voting rights are owned 50% by Perez Companc and 50% by EPCA. Enron is obligated to offer to EPP its interests in CIESA between July 31, 1997, and January 27, 1998.

     Detailed below are summarized pro forma results of operations for EPP as though the acquisition of CIESA had occurred on January 1, 1995.

                                                          PRO FORMA FOR THE
                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                          ------------------
                                                           1996       1995
                                                          -------    -------
                                                            (IN THOUSANDS,
                                                           EXCEPT PER SHARE
                                                                DATA)

                                                             (UNAUDITED)
Equity in earnings and technical assistance fees........  $61,727    $50,086
Net income..............................................   48,352     37,823
Net income per common share.............................  $  2.00    $  1.81

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

  General

     Acquisitions of projects from Enron are transactions between entities under common control that are accounted for similar to the pooling of interests method of accounting, using the historical carryover basis and restating historical results to include the results of acquired projects. The consolidated statement of income for the year ended December 31, 1996, reflects (i) $4.5 million of equity in earnings from SECLP/SEOM (See Note 13) and (ii) $4.7 million of equity in earnings from Centragas (approximately $2.8 million which relate to an early completion bonus, certain aspects of which are being contested by Ecopetrol) (See Note 13). In addition, the consolidated statement of income for the year ended December 31, 1996, reflects expenses of approximately $1.9 million associated with the acquisitions of Centragas and SECLP/SEOM, included in other income, net, and $0.3 million of accrued withholding taxes in Colombia.

3. BASIS OF PRESENTATION

     The financial statements and related notes include all periods prior to the closing date of the Offering (Predecessor Periods). The Predecessor Periods are presented on a special-purpose combined basis as if Enron had contributed its ownership of EPCA, EPPC and PQPC to EPP in exchange for Common Shares as of October 27, 1992, and assumes the ownership percentages that existed at November 22, 1994, were constant throughout the Predecessor Periods. The Predecessor Periods include the accounts of all majority owned subsidiaries and the equity investments in unconsolidated subsidiaries contributed. The excess of assets over liabilities for the Predecessor Periods are reflected as equity of parent. Changes in equity of parent which are not attributable to net income in any period represent net advances from (to) parent. The financial statements of EPP and predecessor are hereinafter collectively referred to as the consolidated financial statements.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 13 for certain significant contingencies.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto of CIESA and Controlled Company included in the annual report on Form 10-K of EPP for the year ended December 31, 1996 (Form 10-K).

     All monetary amounts presented in tables herein are expressed in thousands, except per share amounts.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

4. PRO FORMA (UNAUDITED)

     The pro forma consolidated statement of income for the year ended December 31, 1994, includes the results of EPP's predecessor companies and reflects estimated incremental general and administrative expenses of approximately $1.7 million associated with the operations of EPP as a public entity.

5. SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of EPP, all majority owned subsidiaries and equity investments in unconsolidated subsidiaries. Investments in more than 20% owned but less than majority owned companies are accounted for by the equity method.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

  Cash Equivalents

     EPP records as cash equivalents all highly liquid short-term investments with original maturities of three months or less. EPP, from time to time, invests excess funds with Enron affiliates under promissory notes payable on demand at market responsive rates. At December 31, 1996 and 1995, approximately $19.6 million and $19.1 million, respectively, were invested with Enron affiliates using notes bearing interest at the one month London Interbank Offering Rate (LIBOR) plus 25 basis points. Such amounts are classified as cash equivalents.

  Foreign Currency Accounting

     For all Predecessor Periods, the Argentine peso (Ps) was the functional currency of EPCA. Assets and liabilities of EPCA were translated at the exchange rate in effect at period-end and the statements of income were translated at the average exchange rates during the appropriate period. Unrealized gains or losses from translating foreign currency financial statements into U.S. dollars, referred to as translation adjustments, have been immaterial because the exchange rate between the Ps and U.S. dollar was approximately 1:1 for all Predecessor Periods. EPP management determined that the U.S. dollar should be the functional currency of EPCA and has made such change effective November 22, 1994. Due to the approximate historic 1:1 exchange ratio, the effect of this change was not material.

     The U.S. dollar is the functional currency of EPPC, PQPC, Centragas and SECLP/SEOM. Accordingly, their financial statements have been remeasured into U.S. dollars with monetary assets and liabilities translated using the current exchange rate as of the balance sheet date, nonmonetary assets and shareholders' equity translated using the historical exchange rate and income and expense accounts translated using the average exchange rate for the appropriate period. Resulting gains or losses are recognized in income in the period of remeasurement and were immaterial for all periods presented.

  Income Taxes

     EPP is treated as a partnership for U.S. federal income tax purposes. Accordingly, no provision for U.S. federal income taxes related to the operations of EPP is included in the consolidated financial statements. A U.S. holder of Common Shares will be subject to U.S. federal income tax on his allocable share of EPP taxable income, regardless of the amount of cash dividends received by such holder. The underlying consolidated entities, EPCA and EPPC, are taxable entities in their respective local jurisdictions. Accordingly, income taxes primarily represent Argentine income taxes at a statutory rate of 33% (increased from 30% effective January 1, 1996) on the net income of EPCA, Philippine withholding taxes of 15% on the net income of EPPC, which includes equity in earnings of Subic and Batangas, and Colombia withholding taxes of 7% on the net income of Centragas.

     EPP's wholly owned subsidiaries account for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No.
109 -- "Accounting for Income Taxes." SFAS No. 109 requires the asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. The primary difference between the book and tax basis of assets relates to the undistributed earnings of Philippine and Colombian operations which are taxed upon distribution of those earnings outside of the Philippines and Colombia, respectively.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

6. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for income taxes and interest are as follows:

                                          YEARS ENDED                              PREDECESSOR
                                          DECEMBER 31,           PERIOD ENDED      PERIOD ENDED
                                     ----------------------      DECEMBER 31,      NOVEMBER 21,
                                       1996          1995            1994              1994
                                     --------      --------      ------------      ------------
                                                                  (40 DAYS)         (325 DAYS)
                                                           (IN THOUSANDS)
Income taxes.......................   $3,496         $737            $160             $2,842
Interest...........................    1,548           96              --                 --

     During 1996, noncash investing activities included the issuance of approximately 3.5 million Common Shares in exchange for assets with a carryover basis totaling $62.5 million related to the Centragas, SECLP and SEOM acquisitions (See Note 2). There were no noncash investing or financing activities in 1995. Noncash investing and financing activities in 1994 included the assumption of $101.5 million of indebtedness from Enron in connection with Enron's contribution of certain interests to EPP in exchange for 16.1 million Common Shares (See Note 1). Enron's ownership interests contributed are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Cash........................................................     $ 20,329
Noncash assets..............................................      160,173
Liabilities.................................................      (24,479)
Long-term debt..............................................     (101,500)
                                                                 --------
Net Enron interest contributed..............................     $ 54,523
                                                                 ========

7. OTHER INCOME

     Other income includes $3.0 million, $1.8 million and $0.7 million of interest income for the years ended December 31, 1996, 1995 and 1994, respectively.

8. SHAREHOLDERS' EQUITY

     EPP is authorized to issue up to 200 million Common Shares for such consideration and on such terms and conditions as shall be established by the Board of Directors in its sole discretion without the approval of any holders of Common Shares. Except as set forth below with respect to restricted common shares (Restricted Common Shares) and special restricted common shares (Special Restricted Common Shares), each Common Share shall be identical in all respects with each other Common Share. To ensure that EPP is classified as a partnership for U.S. federal income tax purposes, the Common Shares include Restricted Common Shares (representing 21% of the outstanding Common Shares), including Special Restricted Common Shares (representing 1% of the outstanding Common Shares). The Restricted Common Shares are identical in all respects to other Common Shares except that they may not be transferred without the prior consent of the holders of a majority of the voting power of all equity securities of EPP, excluding the Restricted Common Shares. The Special Restricted Common Shares are identical in all respects to the other Restricted Common Shares except that (i) the owner thereof, by virtue of such ownership, will be liable for the debts and obligations of EPP (other than obligations that, by their terms, are nonrecourse to EPP) to the extent EPP's assets are insufficient to satisfy such debts and obligations and (ii) they may not be transferred other than to a single transferee that after such transfer will have a net worth (exclusive of all equity securities of EPP owned by such transferee) equal to at least 10% of the total capital contributions to EPP. The Restricted Common Shares and the Special Restricted Common Shares are all held by Enron.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

     On February 18, 1997, EPP declared a quarterly dividend of $0.25 per Common Share payable on March 14, 1997, to holders of record as of February 28, 1997. During 1996, EPP declared and paid $21.0 million of dividends at an annual rate of $0.88 for the first three quarters and $1.00 for the fourth quarter. During 1995, EPP declared and paid $17.1 million of dividends at an annual rate of $.82 per Common Share.

     In connection with the financing of the acquisition of the additional interest in CIESA, Enron was granted, and on March 5, 1997, exercised, an option to purchase $47.0 million of Common Shares at the average market price for the 20 trading days immediately preceding the second trading day prior to the exercise (approximately 1.6 million Common Shares). A portion of the proceeds were used to repay the entire $36.6 million debt with Enron (See Note 10).

     EPP has a share option plan (the Plan) under which options for 1.5 million Common Shares have been authorized to be granted to officers and employees of EPP, members of the EPP Board of Directors unaffiliated with Enron and employees of Enron that provide direct services to EPP. Under the Plan, options are granted at not less than the fair market value of the Common Shares at the time of grant. The Plan permits the granting of share options, restricted shares and share appreciation rights, any of which may be granted separately or together. Options granted under the Plan have maximum terms not to exceed ten years. No options were granted or outstanding for any periods prior to November 15, 1994. Summarized information for the Plan is as follows:

                                         1996                    1995                   1994
                                  -------------------    --------------------    -------------------
                                             WEIGHTED                WEIGHTED               WEIGHTED
                                             AVERAGE                 AVERAGE                AVERAGE
                                             EXERCISE                EXERCISE               EXERCISE
                                  SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
                                  ------     --------    --------    --------    -------    --------
                                                                                      (40 DAYS)
Outstanding, beginning of
  period........................  609,150      $24.01     708,980      $24.00    633,980      $24.00
  Granted(1)....................  178,920       26.65     170,750       24.01     75,000       24.00
  Exercised.....................  (28,616)      24.00     (18,750)      24.00         --          --
  Forfeited.....................  (36,800)      24.00    (251,830)      23.99         --          --
                                  -------      ------    --------      ------    -------      ------
Outstanding, end of year........  722,654      $24.66     609,150      $24.01    708,980      $24.00
                                  -------      ------    --------      ------    -------      ------
Exercisable, end of year........  265,894      $24.37     141,280      $23.99         --
Available for grant, end of
  year..........................  729,980                 872,100                791,020
Weighted average fair value of
  options granted...............    $8.28                   $7.28

---------------

(1) Includes 5,920 options granted on December 31, 1996, under all-employee stock option grants for the years 1997 through 2000.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                                                      OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                             --------------------------------------   ------------------------
                                                              WEIGHTED
                                                               AVERAGE     WEIGHTED                   WEIGHTED
                                                NUMBER        REMAINING    AVERAGE       NUMBER       AVERAGE
                 RANGE OF                     OUTSTANDING    CONTRACTUAL   EXERCISE    EXERCISABLE    EXERCISE
              EXERCISE PRICES                 AT 12/31/96       LIFE        PRICE      AT 12/31/96     PRICE
              ---------------                -------------   -----------   --------   -------------   --------
$23.13 to $28.50...........................     722,654       8.4 years     $24.66       265,894       $24.37

Options outstanding at December 31, 1996, vest as follows subject to certain restrictions:

                                                              NUMBER
                                                                OF
                            YEAR                              SHARES
                            ----                              -------
1997........................................................  130,511
1998........................................................  149,260
1999........................................................   66,760
2000........................................................  110,229

     EPP applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for the Plan. In accordance with APB Opinion 25, there was no compensation expense charged against income for 1996 or 1995 under the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the methods described in SFAS No. 123 -- "Accounting for Stock-Based Compensation," EPP's pro forma net income and earnings per share would have been $45.1 million and $1.86 in 1996, and $34.7 million and $1.66 in 1995, respectively. As allowed under SFAS No. 123, EPP will continue to account for the Plan under APB Opinion 25.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the pro forma amounts to be expected in future years.

     For purposes of the SFAS No. 123 pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions for grants in 1996 and 1995, respectively, of: (i) dividend yield of 0.9% and 0.9%, (ii) expected volatility of 20.3% and 20.3%, (iii) risk-free interest rates of 6.2% and 6.5% and (iv) expected lives of 5.0 years and 4.7 years.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

9. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

     EPP's investments in and advances to its unconsolidated subsidiaries and the changes in such balances are as follows:

                                                              PIPELINE     POWER       TOTAL
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
Balance at December 31, 1993................................  $ 68,709    $134,785    $203,494
Contributions and Advances..................................    21,871       5,781      27,652
Repayment of Advances.......................................        --     (90,083)    (90,083)
Distributions...............................................   (14,711)     (1,900)    (16,611)
Equity in Earnings..........................................    21,259       6,968      28,227
                                                              --------    --------    --------
Balance at November 21, 1994................................    97,128      55,551     152,679
Repayment of Advances.......................................        --      (3,482)     (3,482)
Equity in Earnings..........................................     1,706       1,209       2,915
                                                              --------    --------    --------
Balance at December 31, 1994................................    98,834      53,278     152,112
Contributions and Advances..................................        --       6,000       6,000
Repayment of Advances.......................................        --      (1,546)     (1,546)
Distributions...............................................   (23,379)     (6,994)    (30,373)
Equity in Earnings..........................................    22,154      11,274      33,428
                                                              --------    --------    --------
Balance at December 31, 1995................................    97,609      62,012     159,621
Contributions, Advances and Acquisitions....................   100,368      30,540     130,908
Distributions...............................................   (29,540)     (8,574)    (38,114)
Equity in Earnings..........................................    29,767      16,348      46,115
                                                              --------    --------    --------
Balance at December 31, 1996................................  $198,204    $100,326    $298,530
                                                              ========    ========    ========

     At December 31, 1996, EPP's share of undistributed earnings of its pipeline and power subsidiaries totaled approximately $10.3 million and $21.6 million, respectively.

     During 1996, EPP received $29.1 million and $0.4 million in dividends from its Argentine and Colombian pipeline operations, respectively, and $8.6 million in dividends from its Philippine power operations.

     Equity in earnings are net of amortization of excess investment. Amortization of excess investment is related to (i) the amortization of $0.4 million in 1996 related to the $7.5 million difference between the investment in SECLP/SEOM and 50% of the underlying equity of SECLP/SEOM, which is being amortized over 19 years (the term of the Puerto Plata Energy Supply Contract) and (ii) the amortization of $0.4 million in 1996 related to the $42.3 million difference between the acquisition price and proportionate share of the underlying U.S. generally accepted accounting principles (GAAP) equity of CIESA, over 40 years (the approximate remaining term of the License as defined below).

     For the year ended December 31, 1996, EPP's equity in earnings and technical assistance fees from its Argentine and Philippine operations constituted approximately 61% and 16%, respectively, of EPP's total equity in earnings and technical assistance fees. As of December 31, 1996, the Argentine and Philippine operations accounted for approximately 52% and 19%, respectively, of EPP's assets. As a result, if the Argentine or Philippine operations were materially and adversely affected, EPP's financial condition and results of operations could be materially and adversely affected. Revenues from four transportation customers and one producer represent approximately 98% of TGS's transportation revenues in 1996, and the National Power Corporation (NPC), a corporation owned by the Philippine Government, is the sole customer for EPP's operations in the Philippines. As a result, a material failure of any one of these four TGS customers, the

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

producer or NPC to fulfill its obligations could have a material adverse effect on the financial condition and results of operations of EPP.

  Pipeline Operations

     The following condensed balance sheet and income statement information for the combined pipeline operations of CIESA, including consolidated amounts for TGS, and Centragas have been prepared in accordance with U.S. GAAP on a U.S. dollar, 100% ownership basis. For further information regarding CIESA, including the principal differences between Argentine and U.S. GAAP, reference is made to the consolidated financial statements of CIESA included in the Form 10-K.

                                                                   DECEMBER 31,
                                                             ------------------------
                                                                1996          1995
                                                             ----------    ----------
                                                                  (IN THOUSANDS)
Condensed Balance Sheet Data
  Current Assets...........................................  $  160,286    $  125,700
  Noncurrent Assets........................................   1,620,040     1,401,100
  Current Liabilities......................................     509,395       535,761
  Noncurrent Liabilities...................................     574,781       342,145
  Minority Interest........................................     271,012       267,612
  Shareholders' Equity.....................................     425,138       381,282

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1996        1995        1994
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Condensed Income Statement Data
  Net Revenues.....................................  $462,772    $389,591    $353,979
  Operating Costs..................................   116,602     102,565      96,369
  Net Income Attributable to Common Shares.........   100,530      88,616      91,861

  Argentina

     The following financial information for CIESA is presented in accordance with U.S. GAAP and stated in historical U.S. dollars:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                                1996          1995
                                                             ----------    ----------
                                                                  (IN THOUSANDS)
Total Assets(1)............................................  $1,540,285    $1,526,800
Shareholders' Equity(1)....................................     370,790       381,282

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1996       1995       1994
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Net Income Attributable to Common Shares(1)...........  $90,840    $88,616    $91,861

---------------

(1) For an explanation of the principal differences between U.S. and Argentine GAAP, as they relate to CIESA consolidated financial information, see Note 12 of the consolidated financial statements of CIESA and Controlled Company included in the Form 10-K. In addition to differences noted, the effects of inflation in Argentina through August 31, 1995, the date that inflation adjustments ceased in Argentina, have been removed in arriving at these amounts.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

     TGS owns and operates a 4,104 mile natural gas pipeline system which runs through southern and western Argentina and currently has a delivery capacity of
1.9 billion cubic feet per day. Additionally, TGS owns and operates related gas processing and storage facilities. TGS was granted an exclusive license in December 1992 to transport natural gas through the southern Argentina gas pipeline system (the License). The License has a term of 35 years with an optional ten-year extension if the commitments under the License have been substantially met. At the end of the term, the License will be offered for competitive bid and TGS will transfer the assets to the winning bidder and receive the lower of net book value of essential assets (as defined by the License) or the net proceeds from the bid. If TGS submits a bid in an amount at least equal to the appraised value, however, it may match a higher bid by any third party. If TGS is the awardee, it will only be required to pay an amount equal to the excess, if any, of its offer over the appraised value. TGS has long-term firm transportation arrangements with four Argentine distribution companies and one producer which represented approximately 98% of TGS's transportation revenues for the year ended December 31, 1996. TGS's outstanding firm transportation contracts have a weighted average life of approximately 13 years. The Ente Nacional Regulador del Gas (ENARGAS), the Argentine federal gas regulatory entity, sets the basis for tariff calculations which determine transportation rates charged by TGS (See Note 13).

     In December 1992, TGS assumed $395 million of debt pursuant to a transfer agreement. This amount included $175 million payable to the Argentine Federal Treasury and $220 million payable to YPF S.A. (YPF). Using the proceeds of $160 million in bridge financings, together with other short-term financing and internally generated funds, TGS repaid (i) the $175 million debt to the Argentine Federal Treasury and (ii) $66 million of the YPF debt in 1993. As of December 31, 1996, the debt with YPF was $44 million. The YPF debt bears interest at a rate equal to LIBOR plus 0.4% per month, payable in arrears on each principal payment date.

     In December 1993, TGS commenced a global program for short and medium-term notes to access the international capital markets. The program provides for an aggregate amount of $500 million (or the equivalent in other currencies) outstanding at any time. A first tranche of $200 million of fixed rate medium-term notes was issued in December 1993 primarily to refinance the interim floating rate bridge financings and other short-term borrowings, which had been incurred to repay the initial debt assumed in connection with the acquisition of TGS. These medium-term notes bear interest at a fixed annual rate of 7.75% and are due on December 23, 1998. During 1996, TGS approved a new global program for the issuance of short and medium-term notes up to a maximum outstanding amount of $350 million. In April 1996, TGS issued $150 million of debt securities under this program, maturing April 2001, at a price of 99.94%. The notes bear interest at an annual fixed rate of 10.25%, payable semiannually. Loan covenants under these medium-term notes restrict TGS's assets and require that debt assumed by TGS not exceed 60% of total debt plus shareholders' equity.

     In May 1996, CIESA entered into a $220 million term loan facility with Societe Generale, Banco Supervielle Societe Generale and Goldman, Sachs, & Co. to refinance a $215 million loan with Morgan Guaranty Trust Company of New York. The new credit facility loan matures on November 20, 1997, or earlier with the proceeds of any future capital markets transaction before such date, and bears interest at the Eurodollar rate plus an annual spread of 2.40% for the first six months, increasing up to 3.50% for the last three months.

     In December 1996, CIESA shareholders approved the issuance of debt securities of up to $220 million. Such debt securities qualify as Obligaciones Negociables under Argentine law. Consequently, CIESA has requested the public offering and the authorization of public trading of these debt securities on the Buenos Aires Stock Exchange. Both requests are still pending; however, management expects that approval will be obtained during the second quarter of 1997. Net proceeds from this issuance will be used to retire the above mentioned $220 million term loan.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

     The following table summarizes the outstanding debt of CIESA, consolidated with TGS, as of December 31, 1996 and 1995, in accordance with U.S. GAAP and stated in U.S. dollars:

                                                       INTEREST RATES(1)       1996         1995
                                                       -----------------     --------     --------
                                                                                (IN THOUSANDS)
Current
  YPF................................................       10.67%           $ 44,000     $ 66,000
  Societe Generale...................................        8.25%            220,000           --
  Morgan Guaranty Trust Company of New York..........         --                   --      215,000
  Bankers Trust Company..............................         --                   --      100,000
  Euro Commercial Paper..............................         --                   --       45,429
  Other bank borrowings..............................    5.90% - 8.75%        139,789       45,509
                                                                             --------     --------
          Total......................................                        $403,789     $471,938
                                                                             ========     ========
Long-Term
  YPF................................................         --             $     --     $ 44,000
  1996 Global Program -- First Issuance..............       10.25%            150,000           --
  Euro Medium-Term Notes.............................        7.75%            200,000      200,000
  Other bank borrowings..............................    5.99% - 8.50%         39,673       67,328
                                                                             --------     --------
          Total......................................                        $389,673     $311,328
                                                                             ========     ========

---------------

(1) Effective as of December 31, 1996.

     The annual principal repayments of CIESA's debt, consolidated with TGS, are $403.8 million, $221.9 million, $14.9 million, $2.5 million and $150.4 million for 1997 through 2001, respectively.

     In January and February 1997, the Board of Directors and shareholders of TGS, respectively, approved the creation of a new global program for the issuance of short-term debt securities for a maximum amount of $150 million.

     As of December 31, 1996, TGS had outstanding interest rate swap agreements with major financial institutions which effectively converted $108 million of LIBOR based debt to fixed rate debt (ranging from 5.78% to 6.06%) of which $44 million related to the YPF debt and approximately $64 million related to other bank borrowings. Additionally, at December 31, 1996, TGS had a $50 million interest rate swap agreement related to a bank loan which was prepaid. This $50 million swap agreement will be applied to future variable rate borrowings. The fair value of this swap agreement was immaterial at December 31, 1996.

     During 1996, in contemplation of a debt issuance, TGS entered into swap agreements which effectively locked in an average rate of 5.39% on a notional amount of $150 million versus the five-year U.S. Treasury Bond rate. These Treasury lock agreements were executed upon the issuance of the medium-term notes on April 25, 1996, generating approximately $6 million in gains which were deferred and are being amortized over the five-year term of these agreements.

     Under Argentine law, 5% of TGS, CIESA and EPCA's annual net income must be used to establish a legal reserve until such reserve equals 20% of its capital stock. Accordingly, dividends or distributions from retained earnings are restricted by these amounts. TGS paid dividends of $151.0 million and $154.9 million during 1996 and 1995, respectively. In February 1997, TGS's Board of Directors paid cash dividends of approximately $0.10 per share. CIESA received approximately $55.6 million of this dividend, of which EPCA received approximately $14.2 million in February 1997. Based on shareholder agreements among the CIESA shareholders, CIESA will, to the extent allowable by law, distribute all of its net income less interest expense and legal reserves as dividends and may borrow funds in order to facilitate the payment of these dividends.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

     In accordance with the License, the five-year mandatory investment plan requires TGS to invest in the Argentine Pipeline a total of $153.0 million, representing $30.6 million per year beginning in 1993. The amount invested from 1993 through 1996 totaled $148.4 million. TGS submitted its 1997 mandatory investment program (estimated at $17.8 million) to ENARGAS for its approval. The 1997 investment is lower than the $30.6 million per annum as stipulated in the TGS License because TGS invested more than the required amounts in prior years. The 1997 investment program and mandatory investments completed in 1996 are still pending ENARGAS approval.

     Certain restrictions exist on the ability of EPCA and the other owners to dispose of CIESA capital stock without the prior authorization of ENARGAS. Likewise, certain restrictions exist on CIESA's ability to dispose of TGS capital stock without prior approval from ENARGAS. A substantial portion of the assets transferred to TGS by GdE have been defined in the License as essential assets for the transportation of gas. Therefore, TGS is required to segregate and maintain these assets, together with any future improvements thereon, in accordance with certain standards defined in the TGS License. TGS may not dispose of, encumber, lease, sublease or lend its essential assets for purposes other than providing the licensed service without ENARGAS's prior authorization. Any new extensions and improvements that TGS makes to the Argentine Pipeline may only be encumbered to secure long-term financing for such extensions and improvements.

  Centragas

     Centragas is a limited partnership formed in Colombia to build, own and operate, for a 15-year period, a 357 mile, 18-inch natural gas pipeline and related facilities from Ballena on the northern coast of Colombia to Barrancabermeja in the central region of the country. Centragas is owned 49% by EPP, 1% by Enron Development Corp. (as general partner), 25% by Tomen Corporation, a Japanese corporation, and 25% by Promigas, of which a wholly owned indirect subsidiary of Enron owns an approximate 39% interest. Construction of the pipeline was completed and full commercial operation was achieved on February 24, 1996.

     Centragas obtained project debt financing of $172 million through the issuance in the international capital markets of the Notes. The Notes have a 16-year maturity and bear interest at the rate of 10.65% per year. The Notes are collateralized by substantially all of the assets of Centragas. As of December 31, 1996, Centragas owed approximately $166 million under the Notes. Centragas is subject to certain dividend payment restrictions in connection with the Notes and under Colombian law (See Note 2).

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

  Power Plant Operations

     The following condensed balance sheet and income statement information for the combined power plant operations of Subic, Batangas, PQPC and SECLP/SEOM have been prepared in accordance with U.S. GAAP on a U.S. dollar, 100% ownership basis:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                                                 (IN THOUSANDS)
Condensed Balance Sheet Data
  Current Assets............................................  $ 98,191    $ 42,008
  Noncurrent Assets.........................................   506,451     336,413
  Current Liabilities.......................................    79,170      34,688
  Noncurrent Liabilities....................................   334,733     219,094
  Equity....................................................   190,739     124,639

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1996        1995        1994
                                                      --------    --------    --------
                                                               (IN THOUSANDS)
Condensed Income Statement Data
  Operating Revenues................................  $211,523    $124,313    $119,685
  Operating Expenses................................   135,668      75,908      78,365
  Net Income........................................    33,371      22,547      16,353

     Included in current assets at December 31, 1996 and 1995, are $1.1 million and $1.7 million, respectively, owed from various Enron affiliates.

     Included in current liabilities at December 31, 1996 and 1995, are $24.5 million and $6.5 million, respectively, owed to various Enron affiliates.

     Included in noncurrent liabilities at December 31, 1996 and 1995, are $9.4 million and $9.6 million, respectively, owed to various Enron affiliates.

     Included in operating expenses for the years ended December 31, 1996, 1995 and 1994, are $4.6 million, $6.1 million and $8.5 million, respectively, related to various contractual arrangements between PQPC, Subic, Batangas and SECLP/SEOM and various Enron affiliates, exclusive of amounts related to direct reimbursement of charges incurred by the affiliates from third parties, as more fully described below.

  Philippines -- Subic

     Subic is a Philippine corporation formed in January 1993 to own and operate a 116 MW diesel power plant located within the Subic Bay Freeport, Olongapo City, Philippines (the Subic Bay Plant). Subic is owned 50% by EPPC, and the remaining 50% is owned by Rizal Commercial Banking Corporation (24%), EEI Corporation (20%) and Pan Malayan Management and Investment Company (6%). The Subic Bay Plant began commercial operations in February 1994.

     Subic has a 15-year contract (the Subic BOT Agreement) which provides for the sale of electric power to NPC, the primary electric power supplier in the Philippines. The Subic BOT Agreement expires in February 2009 at which time Subic is required to transfer ownership of the Subic Bay Plant to NPC without payment or compensation. Revenues earned by Subic under the Subic BOT Agreement are denominated primarily in U.S. dollars and are based on fixed capacity fees, operation and maintenance fees and actual output. NPC provides all fuel requirements of the facility at no charge to Subic. Additionally, Subic leases the facility site from NPC under an operating lease over a term consistent with the term of the Subic BOT Agreement.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

     Subic obtained fixed rate financing in December 1993 in the amount of $105 million, 9.5% senior secured notes maturing in 2008 (the Subic Notes). The Subic Notes are secured by substantially all of the assets of Subic. Subic's ability to make distributions to its shareholders is subject to certain loan covenants, the most restrictive of which is the maintenance of a debt service coverage ratio of 1.2:1. As of December 31, 1996, Subic owed approximately $90.5 million under the Subic Notes. Subic paid dividends totaling $4.1 million for the year ended December 31, 1996. On February 18, 1997, Subic declared a $3.0 million dividend which EPP anticipates receiving in March 1997.

     Enron has guaranteed the next principal and interest payment as it becomes due in the event NPC fails to pay amounts due under the Subic BOT Agreement and, as a result, Subic is unable to pay the Subic Notes. Pursuant to a master contribution agreement among EPP, Enron and certain of their affiliates (the Contribution Agreement), to the extent Enron does not otherwise have a contractual right to be reimbursed, EPP has agreed to indemnify Enron against the liabilities incurred by Enron in performing its obligations under the guarantee.

     Pursuant to the turnkey construction contract for the Subic Bay Plant, Subic gave Enron a $6.2 million note in satisfaction of certain performance tests set forth therein. Such note is subordinated to the Subic Notes, is payable over a 15-year period and accrues interest at a rate of 9% per annum.

     Subic has entered into an agreement with Enron Subic Power Corp. (ESPC), an Enron affiliate, whereby ESPC provides supervisory and management services, for which it is reimbursed for costs incurred on behalf of Subic. In addition, Subic has entered into an agreement with EPPC to provide various commercial, administrative and financial services for which Subic is charged a base fee of $250,000 per year, escalating at 7% each year. Subic has also entered into an agreement with an Enron affiliate for administrative and advisory services related to the operation and maintenance of the facility. The affiliate receives payment for reimbursable expenses and a fee of 2% of (i) estimated gross revenues for each of the first two years after commencement of commercial operations and (ii) the prior year's gross revenues thereafter, escalating annually after the second year based on the rate at which the fixed operation and maintenance fees charged under the power sales agreement with NPC escalate, not to exceed 15% of gross revenues.

  Philippines -- Batangas

     Batangas is a Philippine corporation formed in September 1992 to own and operate a 110 MW diesel power plant located in Batangas, Philippines (the Batangas Plant). Batangas is owned 50% by EPPC, and the remaining 50% is owned by New Saga Power Corporation (39.5%), Asian Development Bank (8.7%) and Portfolio Holdings, Inc., a subsidiary of Citibank Overseas Investment Corp. (1.8%). The Batangas Plant began commercial operations in July 1993. Batangas entered into a contract with NPC (the Batangas BOT Agreement), which provides for the sale of electric power to NPC for a period of ten years from commencement of commercial operations. Upon expiration of the ten-year period (July 15, 2003), Batangas will transfer the Batangas Plant to NPC without payment or compensation. Revenues earned by Batangas under the Batangas BOT Agreement are denominated primarily in U.S. dollars and are based on fixed capacity fees, operation and maintenance fees and actual output. NPC provides all fuel requirements of the facility at no charge to Batangas. Batangas leases the facility site under an operating lease over a term consistent with the Batangas BOT Agreement.

     Batangas obtained financing in March 1994, based on term loan agreements executed in December 1993, in the amount of $95 million at fixed interest rates of 9.12% and 10.25% and a variable interest rate of one month LIBOR plus 1.5% (the Batangas Loans). The Batangas Loans mature from 1999 through 2003. The Batangas Loans are secured by substantially all of the assets of Batangas. As of December 31, 1996, Batangas owed approximately $61.4 million under these agreements. The ability of Batangas to make distributions to its shareholders is restricted by loan covenants, the most restrictive of which require the maintenance of a debt to equity ratio not to exceed 1.86:1 and maintenance of a debt service ratio of at least 1.45:1. Batangas paid

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

dividends totaling $13.0 million for the year ended December 31, 1996. On February 18, 1997, Batangas declared a $9.0 million dividend which EPP anticipates receiving in March 1997.

     Enron and Chemholdings Corporation (Chemholdings), a Philippine corporation, have jointly and severally guaranteed payment of 25% of the outstanding principal and interest due under the Overseas Private Investment Corporation (OPIC) loan, the balance of which was $34.4 million as of December 31, 1996 (the Guarantee). Payments under the Guarantee are only triggered if NPC fails to pay (in U.S. dollars) amounts due under the Batangas BOT Agreement and, as a result, Batangas fails to make payments to OPIC. Enron also obtained a $10 million letter of credit for a required engine reserve account (the Engine Reserve Letter of Credit), a letter of credit in the amount of $3.0 million for cash reserve and a letter of credit in the amount of $8.5 million for debt reserve. These letters of credit are in favor of First Trust of New York, for the benefit of Asian Development Bank, OPIC and Citibank, N.A. The Engine Reserve Letter of Credit can be drawn upon if any of the engines in the Batangas Plant are not functioning properly and Batangas has insufficient funds to correct such malfunction. Chemholdings has indemnified and agreed to pay Enron its share of any payments required to be made by Enron under the Guarantee or for any drawing made on the Engine Reserve Letter of Credit. As a result of this Chemholdings indemnity, Enron's current net liability on the Guarantee is $4.8 million, and $5.6 million on the Engine Reserve Letter of Credit. Pursuant to the Contribution Agreement, to the extent Enron does not otherwise have a contractual right to be reimbursed, EPP has agreed to indemnify Enron against the liabilities incurred by Enron in performing its obligations under the Guarantee, or any of the above letters of credit.

     Pursuant to the turnkey construction contract for the Batangas Plant, Batangas gave Enron a $6.0 million note in satisfaction of certain performance tests set forth therein. Such note is subordinated to the Batangas Loans, is payable over a ten-year period and accrues interest at a rate of 12% per annum. This note has been purchased by EPP (See Note 12).

     Batangas has entered into an agreement whereby ESPC provides supervisory and management services, for which it is reimbursed for costs incurred on behalf of Batangas. In addition, Batangas has entered into an agreement with EPPC to provide various commercial, administrative and financial services for which Batangas is charged a base fee of $300,000 per year, escalating at 7% each year. Batangas has also entered into an agreement with an Enron affiliate for administrative and advisory services related to the operation and maintenance of the facility. The affiliate receives payment for reimbursable expenses and a fee of 2% of (i) estimated gross revenues for each of the first two years after commencement of commercial operations and (ii) the prior year's gross revenues thereafter, escalating annually after the second year based on the rate at which the fixed operation and maintenance fees charged under the power sales agreement with NPC escalate, not to exceed 15% of gross revenues.

  Guatemala

     PQPC is a Delaware corporation formed in September 1992 and is currently owned 50% by EPP and 50% by a local partner. PQPC owns a 110 MW barge mounted diesel power plant in Puerto Quetzal, Guatemala (the Puerto Quetzal Plant). The Puerto Quetzal Plant began commercial operations in February 1993. PQPC sells power and associated energy to Empresa Electrica de Guatemala, S.A. (EEGSA), a Guatemala electric generation and distribution utility owned 92% by the Guatemalan Government, under a 15-year contract expiring in the year 2008.

     Revenues earned by PQPC under its power sale agreement with EEGSA are denominated in U.S. dollars and are based on fixed capacity payments and variable energy payments. EEGSA is required to pay for energy representing at least 50% of the facility's capacity. An Enron affiliate supplies fuel to the Puerto Quetzal Plant, for which PQPC pays a market-based price. PQPC's receivables from EEGSA are partially secured by EEGSA's irrevocable letter of credit over the term of the agreement.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

     PQPC obtained fixed and variable rate financing from the International Finance Corporation (IFC) in April 1993 in the amount of $71.0 million comprised of three loans with interest rates ranging from 9.94% to 14% and with maturity dates ranging from 2001 through 2003. In September 1995, PQPC entered into an interest rate swap agreement which effectively converted approximately $51.0 million of the indebtedness from a floating rate to a fixed rate of 9.37%. The loans are secured by substantially all of the assets of PQPC. As of December 31, 1996, PQPC owed approximately $43.4 million under these loan agreements. Enron, on behalf of the PQPC stockholders, has obtained two irrevocable standby letters of credit in favor of IFC each in the amount of $3.0 million to cover current debt service requirements. PQPC's ability to make distributions to its stockholders is limited by provisions of a stockholders' agreement and restricted by loan covenants, the most restrictive of which requires maintenance of a minimum cash balance of $0.5 million and a debt service coverage ratio of 1.2:1. PQPC paid dividends totaling $3.8 million for the year ended December 31, 1994. During 1996 and 1995, PQPC did not pay dividends. In January 1997, PQPC declared a dividend of $3.0 million, of which EPP received $1.5 million.

     PQPC received a reimbursable interest free advance from EEGSA of $7.25 million in February 1993 which is to be repaid beginning in 1999 in ten semiannual installments. This deposit was advanced to an Enron affiliate which will repay the advance to PQPC concurrently with the payments PQPC makes to EEGSA.

     PQPC has entered into an agreement (the Puerto Quetzal PPA), with EEGSA pursuant to which PQPC is required to provide to EEGSA 90 to 110 MW of capacity and the corresponding energy from the Puerto Quetzal Plant. In return, EEGSA is obligated to pay for such capacity (not in excess of 110 MW) and also to pay for at least 50% of the available energy output at the Puerto Quetzal Plant. Enron has guaranteed PQPC's performance under the Puerto Quetzal PPA; EPP has agreed to indemnify Enron against liabilities incurred by Enron under this guaranty. The Puerto Quetzal PPA terminates in February 2008.

     PQPC and Electricidad Enron de Guatemala, S.A., an indirect wholly owned subsidiary of Enron (Enron-Guatemala), are parties to an Operation and Maintenance Agreement dated November 13, 1992 (the Puerto Quetzal O&M Agreement). Pursuant to the terms of the Puerto Quetzal O&M Agreement, Enron-Guatemala will operate and maintain the Puerto Quetzal Plant until the termination of the contractual term, February 2008. Enron-Guatemala is entitled to monthly fees for its services which collectively cannot exceed 1.8% of the gross revenues of the Puerto Quetzal Plant. In addition, Enron-Guatemala is eligible or liable, as the case may be, for a bonus or penalty based on the actual heat rate and plant availability achieved each year by the Puerto Quetzal Plant compared with the operating plan adopted for that year.

     PQPC obtains its fuel pursuant to a Fuel Supply Agreement dated effective December 31, 1995, with Enron Power Oil Supply Corp., an indirect wholly owned subsidiary of Enron (EPOS). Under the terms of the Fuel Supply Agreement, EPOS is obligated to supply all of PQPC's fuel requirements until December 31, 2007.

     PQPC and Enron Global de Guatemala, S.A., an indirect wholly owned subsidiary of Enron (EGG), are parties to an Administrative and Commercial Support Agreement dated effective December 31, 1995 (the Administrative and Commercial Support Agreement). Pursuant to the terms of the Administrative and Commercial Support Agreement, EGG will render commercial, financial and administrative services to PQPC until December 31, 2008. EGG is entitled to an annual fee for its services plus reimbursable expenses.

  Dominican Republic

     SECLP and SEOM are Turks and Caicos limited partnerships, which own and provide services to, respectively, a 185 MW power project in Puerto Plata, Dominican Republic (the Puerto Plata Plant). SECLP is owned 50% by EPP and 50% by affiliates of Enron and Smith Cogeneration International, Inc. SEOM is owned 50% by EPP and 50% by affiliates of Smith Cogeneration International, Inc. The Puerto Plata Plant

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

began commercial operations in January 1996. SECLP sells power to CDE under a 19-year contract expiring in 2015.

     SECLP and SEOM are parties to an Administrative Services and Operation and Maintenance Agreement dated March 1, 1994 (Puerto Plata O&M Agreement). SECLP utilized the services of SEOM in the start-up of the Puerto Plata Plant and will continue to use SEOM's services in the operation and maintenance of the Puerto Plata Plant through January 2015. Pursuant to the terms of the Puerto Plata O&M Agreement, SEOM is entitled to an initial fixed fee of (i) 2% of the Puerto Plata Plant's gross revenue for each month of simple cycle operations and (ii) $2.1 million for each operating year of combined cycle operations escalating at 5% annually. In addition, SEOM is eligible or liable, as the case may be, for a bonus or penalty based on the actual heat rate and plant availability achieved each year at the Puerto Plata Plant compared with the operating plan adopted for each year.

     SECLP obtains fuel pursuant to two fuel supply agreements (Fuel Supply Agreements) with Enron Fuels International, Inc., an indirect wholly owned subsidiary of Enron (EFI). Under the terms of the Fuel Supply Agreements, EFI is obligated to supply all of SECLP's fuel requirements until January 2015, subject to termination every four years commencing in 1998.

     During 1994, SECLP entered into a Technical Services Agreement (TSA) with Enron Power Operating Company (EPOC), a subsidiary of Enron, and SEOM. Under the terms of the TSA, EPOC operates and maintains the power plant, oversees the performance of periodic overhauls and scheduled maintenance for the power plant and provides consulting services with respect to legal, safety, environmental and regulatory matters.

     Additionally, SECLP has foreign exchange currency service contracts with four banks that guarantee the availability of U.S. dollars for the conversion of Dominican pesos up to $6 million per month. The contracts will expire in twelve years, and can be extended upon agreement by both parties.

     SECLP has arranged a total of $153 million in project debt financing for the Puerto Plata Plant at interest rates ranging from 6.72% to 16% and final maturity dates ranging from 2004 to 2008. The debt is collateralized by substantially all of the assets of the Puerto Plata Plant. As of December 31, 1996, SECLP owed approximately $145.5 million under the project debt financing. SECLP is subject to certain dividend payment restrictions in connection with the project financing. Payment of dividends, allowing for restrictions under the project financing, is not currently restricted and is not expected to be restricted by Dominican Republic law.

     During 1995, SECLP entered into a loan agreement with a German bank for Deutsche Marks (DM) 15 million, with interest payable at 11.10% semiannually through June 15, 2005. As of December 31, 1996, the entire balance remained outstanding and the exchange rate between the DM and the U.S. dollar was 1.54:1.

     Additionally, SECLP entered into a currency and interest rate swap agreement dated September 8, 1995, with IFC whereby SECLP agreed to pay 12.02% on the outstanding principal of $10.1 million to IFC and IFC agreed to pay SECLP's DM 15 million obligation to the German bank at 11.10%.

     SECLP has pledged as collateral for its obligations all of its land, machinery, equipment and a $24 million letter of credit issued by the DR Government in favor of SECLP.

     SECLP also procured certain COLs for construction-related items from Enron affiliates. In connection with the purchase of the 50% interest in SECLP, EPP purchased approximately $10.7 million face amount of COLs for approximately $8.5 million in exchange for approximately 0.3 million Common Shares. As of December 31, 1996, SECLP owed approximately $10.7 million and $1.0 million in COLs to EPP and Enron affiliates, respectively. All COLs bear interest at 13.5% with interest and principal payable semiannually through December 2003. On February 26, 1997, pursuant to the purchase arrangement between Enron and EPP, Enron funded through EPP two additional COLs totaling approximately $3.2 million at 13.5% interest, with interest and principal payable semiannually through December 2004 (See Note 2 and Note 13).

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

10. NOTE PAYABLE

     On July 31, 1996, EPCA borrowed $117.5 million from Enron to purchase an additional 12 1/2% interest in CIESA (See Note 2). The note bears interest at the one month LIBOR plus 0.75% with interest due monthly and principal due September 30, 1997. EPCA sold a 4 1/6% interest in CIESA to Enron on August 23, 1996, for $39.2 million and used the proceeds to repay a portion of the $117.5 million debt. As of December 31, 1996, the note balance was $36.6 million (See
Note 8).

     On October 10, 1996, EPCA borrowed $24.8 million from Centragas at the one month LIBOR with principal due October 2011. The proceeds were used to repay a portion of the debt with Enron. The loans were made from funds that currently cannot be dividended from Centragas, but can be loaned long-term pursuant to the terms of a cash management agreement with Centragas. As of December 31, 1996, the note balance was $24.8 million.

11. EMPLOYEE BENEFIT PLANS

     Certain employees of EPP participate in various Enron benefit plans. Enron maintains a retirement plan (the Enron Plan) which is a noncontributory defined benefit plan covering substantially all employees in the United States and certain employees in foreign countries.

     Through December 31, 1994, participants in the Enron Plan with five years or more of service were entitled to retirement benefits based on a formula that uses a percentage of final average pay and years of service. In connection with a change to the retirement benefit formula, Enron amended the Enron Plan providing, among other things, that all employees become fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995, was suspended and replaced with a benefit accrual of 5% of the annual base pay beginning January 1, 1996. Pension expenses charged to EPP by Enron were immaterial for all periods presented.

     Enron maintains a noncontributory employee stock ownership plan (ESOP) which covers all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Enron Plan. At December 31, 1996, all shares included in the ESOP had been allocated to the employee accounts.

     As of September 30, 1996, the most recent valuation date, the plan assets for the Enron Plan, in which the employees of EPP participate, were greater than the actuarial present value of projected plan benefit obligations by approximately $5 million. The assumed discount rate and rate of return on plan assets used in determining the actuarial present value of projected plan benefits were 7.5% and 10.5%, respectively. The assumed rate of increase in wages was 4%.

     In addition to providing pension benefits, Enron also provides certain health care and life insurance benefits to eligible employees and their eligible dependents. Benefits are provided under the provisions of contributory defined dollar benefit plans.

     EPP accrues the cost of these postretirement benefits over the service lives of the employees expected to be eligible to receive such benefits. EPP's net periodic postretirement benefit costs charged by Enron were immaterial for all years presented.

12. OTHER RELATED PARTY TRANSACTIONS

     In connection with the formation of EPP and the contribution to it of Enron's interests in EPCA, EPPC and PQPC, Enron and EPP entered into the Contribution Agreement which provides, among other things, that Enron shall maintain certain guarantees, letters of credit, support obligations and other covenants and shareholder commitments on behalf of EPP for the benefit of certain 50% or less owned operating companies (the Project Companies) as required by their lenders and certain other third parties. In most instances, EPP

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

agreed to indemnify Enron against liabilities that may be incurred under such guarantees, letters of credit, support obligations and other covenants and shareholder commitments to the extent Enron does not otherwise have a contractual right to be reimbursed for such liabilities. Substantially all of such indemnity obligations of EPP to Enron reflect EPP's pro rata share of pre-existing obligations of the Project Companies. As of December 31, 1996, EPP's total indemnity obligations related to letters of credit and debt guarantees totaled approximately $28.8 million (See Note 13).

     EPP issued to Enron options to purchase an aggregate of 1.5 million Common Shares at the Offering price of $24 per share (subject to adjustment in the event of share dividends, share splits and other contingencies). Provided the vesting conditions are met, 50% of the share options will vest on January 1, 1998, and the balance will vest on January 1, 2000. One-half of Enron's share options will vest only if the earnings per share of EPP is at least $2.25 for the year ended December 31, 1997. The other half will vest only if the earnings per share of EPP is at least $2.98 for the year ended December 31, 1999. Enron is not permitted to transfer its share options prior to vesting.

     As of December 31, 1996, EPCA had approximately $4.6 million of short-term investments with Enron affiliates.

     As of December 31, 1996 and 1995, EPCA had amounts due to Enron affiliates of $1.0 million and $1.1 million, respectively, and as of December 31, 1996 and 1995, EPCA had amounts due from Enron affiliates of $0.1 million and $0.5 million, respectively.

     As of December 31, 1996, EPCA had a noncurrent note payable for approximately $24.8 million due to Centragas (See Note 10).

     As of December 31, 1996 and 1995, EPCA had amounts due from TGS of $2.1 million and $2.0 million, respectively. EPCA provides technical assistance to TGS under the terms of an eight-year, renewable for additional eight-year terms, technical assistance agreement. TGS pays EPCA an annual technical assistance fee equal to the greater of (i) $3.0 million or (ii) 7% of the amount obtained after subtracting $3.0 million from TGS's net income before financial income (expense) and holding gains (losses) and income and assets tax expense.

     As of December 31, 1996 and 1995, EPPC had amounts due to Enron affiliates of $0 and $0.1 million, respectively, and as of December 31, 1996 and 1995, EPPC had amounts due from Enron affiliates of $0.5 million and $0.7 million, respectively.

     As of December 31, 1996, EPP had COLs receivables of approximately $8.5 million from SECLP and SEOM (See Note 2).

     During October 1996, EPPC purchased a note receivable, payable from Batangas to Enron Power Operating Corp., for approximately $5.2 million. The note had a balance of approximately $5.1 million at December 31, 1996, yields interest of 9.8% and matures on July 11, 2003.

     EPP is allocated costs incurred by Enron in connection with EPP's operations. Such allocation totaled $1.7 million, $1.7 million and $2.8 million for the years ended December 31, 1996, 1995 and 1994, respectively. The allocated costs include general corporate overhead, human resources, legal, finance and accounting. Effective November 22, 1994, EPP and Enron entered into an Administrative Services Agreement regarding certain services to be provided by Enron and the consideration to be paid for those services. EPP management believes the allocations and consideration paid to Enron for services provided are reasonable. As of December 31, 1996 and 1995, EPP had amounts due to Enron affiliates of $4.1 million and $2.8 million, respectively, and as of December 31, 1996 and 1995, EPP had amounts due from Enron affiliates of $3.0 million and $1.0 million, respectively.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

     EPP entered into a Cost Sharing Agreement with Enron Capital & Trade Resources Corp. (ECT) pursuant to which ECT provided certain accounting, commercial, administrative and other services related to the management of the projects to EPP. This agreement was entered into effective as of July 1, 1995, and extended through December 31, 1996. EPP anticipates entering into a Cost Sharing Agreement with Enron International Inc. (EI) pursuant to which EI will provide certain accounting, commercial, administrative and other services related to the management of the projects to EPP. The terms of the agreement have not been finalized.

     EPP and Enron have entered into a Purchase Right Agreement, pursuant to which Enron is required to offer to sell to EPP, at prices lower than those that Enron may make available to third parties, all of Enron's ownership interests in any power plant and natural gas pipeline projects developed or acquired by Enron outside the United States, Canada and Western Europe, but only those that commence commercial operations prior to 2005, subject to certain exceptions.

     Projects that are being developed by Enron are in various stages of development. No assurances can be given, however, regarding the timing of any offers by Enron to EPP to acquire such projects or whether such offers will be accepted by EPP.

13. COMMITMENTS AND CONTINGENCIES

     EPP and subsidiaries, in the ordinary course of business, are defendants in various lawsuits and administrative proceedings before various courts and governmental agencies. Management believes that the final outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on EPP's financial position or results of operations.

  GdE Request

     TGS received and denied a request from GdE for the reimbursement of approximately $23 million paid by GdE under purchase orders issued for the construction of two compressor plants. GdE submitted this matter for resolution to ENARGAS, but ENARGAS concluded that it lacks jurisdiction to adjudicate the dispute. In April 1996, GdE filed a legal action seeking reimbursement from TGS of the $23 million. TGS has accrued approximately $4.8 million as property, plant and equipment based on its estimate of construction costs of similar plants. TGS has thoroughly answered the demand and is refusing the claim.

     TGS has filed a claim against GdE and the Argentine government seeking the reimbursement of amounts paid by TGS in connection with the registration and payment of certain easements. On October 7, 1996, the Executive Branch, through Decree No. 1,136/96, created a contribution fund, as provided for in the License, to assume GdE's obligations for paying easements and any other compensation to land owners for an initial five-year period, beginning with privatization. ENARGAS has started managing the above mentioned fund, which is financed by a special charge included in the transportation rates and reimbursed to ENARGAS. TGS expects to recover the amounts paid related to such easement. The total amount sought by TGS is approximately $3.0 million.

  Colombia

     During 1996, EPP recorded approximately $4.7 million of equity in earnings from Centragas, approximately $2.8 million of which relate to an early completion bonus, certain aspects of which are being contested by Ecopetrol. In accordance with the Centragas Services Contract, Ecopetrol is obligated to pay to Centragas an early completion bonus if certain conditions are satisfied. Centragas believes that all of these conditions have been satisfied; however, Ecopetrol is contesting certain aspects of the early completion bonus. Centragas is vigorously asserting its claim to such bonus through an amicable compoundment dispute resolution process whereby an independent engineering firm, chosen by Centragas and Ecopetrol, will decide the issue. Such

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

engineering firm has been engaged, and Centragas anticipates a decision by June 1997. Although no assurances can be given, EPP believes that the ultimate resolution of the dispute with Ecopetrol will not have a material adverse effect on EPP's financial condition or results of operations.

  Dominican Republic

     SECLP is currently involved in an International Chamber of Commerce arbitration proceeding against CDE and the DR Government. SECLP has alleged that CDE owes approximately $23 million in past due amounts under the Puerto Plata Energy Supply Contract, a claim which CDE disputes as to $21.7 million. CDE has alleged that SECLP owes approximately $15.2 million in delay damages to CDE pursuant to the Puerto Plata Energy Supply Contract. In addition to CDE's claims, the DR Government has alleged that its guaranty of CDE's obligations under the Puerto Plata Energy Supply Contract and the $24 million letter of credit furnished by the DR Government are void because such commitments were not approved by the Congress of the Dominican Republic. The DR Government has also requested that the arbitration tribunal enjoin SECLP from drawing on the letter of credit. In the arbitration proceeding, SECLP has denied the claims of CDE and the DR Government and is defending against such claims, which defense will include the fact that the claim for delay damages was previously waived by CDE and the DR Government in an earlier contractual undertaking. SECLP believes that it has strong legal and factual defenses and is vigorously pursuing its claims against, as well as contesting the claims brought by, CDE and the DR Government. SECLP anticipates a decision by the arbitration panel by the end of 1997. Although no assurances can be given, EPP believes that the ultimate resolution of this matter will not have a material adverse effect on EPP's financial position or results of operations.

     On October 5, 1994, Hotelera del Atlantico, S.A. ("Hotelera"), the owner of a hotel located near the Puerto Plata Plant, initiated an action against SECLP in the Dominican Republic. Hotelera has requested damages in excess of 1.5 billion Pesos (approximately $108 million based on a conversion rate of 13.83 Pesos/U.S. dollar) and a penalty of 50,000 Pesos (approximately $3,600) for each day SECLP continued to operate the Puerto Plata Plant after the action was initiated. Hotelera alleges that physical damage and nuisance were caused to the hotel by the operation of the Puerto Plata Plant. An agreement between the parties was reached and a settlement agreement was signed on December 15, 1994 (the Settlement Agreement). However, on September 4, 1995, Hotelera filed a petition with the Dominican Republic Council of Reconciliation and Arbitration alleging, among other things, that the environmental guidelines of the World Bank had not been followed by SECLP as agreed to in the Settlement Agreement. SECLP believes that it has complied with the World Bank guidelines and intends to defend against such claims. While Enron has agreed to indemnify EPP from any changes in investment value due to the financial impact to the project of the Hotelera dispute, an adverse decision in the Hotelera dispute may impact EPP's earnings from SECLP. Although no assurances can be given, EPP believes that the ultimate resolution of this matter will not have a material adverse effect on EPP's financial position or results of operations.

     SECLP, General Electric Company, Raytheon Engineers & Constructors, Enron Power Construction Company and certain subcontractors and insurers have been involved in discussions covered by a confidentiality arrangement relating to claims arising from the design, construction, start-up, testing and operation of the Puerto Plata Plant. A settlement of claims has been initiated and consent of SECLP's lenders is being sought for such settlement. While Enron has agreed to indemnify EPP from any changes in the investment value due to the potential financial impact of the settlement on the project, the settlement could impact EPP's earnings from SECLP. Although no assurances can be given, EPP believes that the ultimate resolution of this matter will not have a material adverse effect on EPP's financial position or results of operations.

     Enron is obligated to fund certain amounts to SECLP associated with construction-related and other issues. Pursuant to the purchase arrangement regarding SECLP between Enron and EPP, if required to fund such amounts, Enron will loan funds as COLs to SECLP through EPP.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

     The Purchase Agreement among EPP, Enron International Inc. and Enron Holding Company L.L.C. dated June 17, 1996, includes provisions that may require an adjustment to the purchase price by December 31, 1997, depending upon the resolution of certain contingencies, including the final amount of additional COLs and collection of certain receivables ($2.8 million) by SECLP from CDE. Any purchase price adjustments may be settled in Common Shares or cash (See Note 2). EPP does not believe that these contingencies will have a material impact on EPP's financial statements.

  Batangas

     At December 31, 1996, Batangas had a value added tax (VAT) receivable of approximately $7.0 million. The realization of the VAT receivable requires the attainment of VAT exemption from the Bureau of Internal Revenue (BIR), the Philippine tax authority. EPP believes that the VAT exemption will be obtained as a credit against future tax liabilities and that the full amount of the VAT receivable will be recovered.

  Environmental Regulation

     EPP's Project Companies are subject to a number of statutes and regulations pertaining to environmental protection requirements, including standards relating to the discharge of air and water pollutants. Failure to comply with any such statutes or regulations could prevent the operation of a project, require expenditure of significant funds to bring a project into compliance, involve imposition of cleanup liens and fines, and give rise to civil or criminal liability. Although EPP believes that its operations are in compliance in all material respects with all applicable environmental laws and regulations, it also believes that its operations eventually may be required to meet standards that are comparable in many respects to those in effect in the United States and in countries within the European Community. Compliance with such standards may be costly and may adversely impact the profitability of the Project Companies and EPP as a whole.

     In 1993, a new environmental regulation (Regulation AO-14) setting stringent standards for sulfur content of fuels and for air emissions of sulfur oxides, nitrogen oxides and particulate matter was issued by the Philippine Department of Environment and Natural Resources (DENR). In 1994, however, the DENR issued a Memorandum Circular which exempts power plants that meet certain operating conditions, which exemption is valid pending rationalization of emission standards. Management believes that its Philippine power plants meet such conditions; however, if this rationalization does not result in the exemption becoming permanent, EPP's Philippine power plants could be required to meet the stringent Regulation AO-14 standards. The plants, as currently configured, could not meet such standards without incurring capital expenditures that would be so large (potentially tens of millions of dollars per plant) as to be uneconomic.

     Management believes the impact on other coal or oil-fired power plants in the Philippines would be as severe as, or more severe than, the impact on EPP's plants. NPC has informed Subic that Regulation AO-14 is considered a change of law under a provision contained in the Subic BOT Agreement (which provision is the same as that contained in the Batangas BOT Agreement) providing the Project Company with the right to cause NPC to purchase the Project Company's interests in the plant. Management believes that the contractual terms of such purchase would result in a gain on EPP's net investment in such projects; however, EPP knows of no precedent for such a situation and the outcome of such a set of circumstances is not possible to predict. The failure of EPP to obtain the contractual relief described above could result in the loss of EPP's investment in the plants, which loss would have a material adverse effect on EPP.

  Regulatory Matters

     EPP's Project Companies are subject to the jurisdiction of numerous foreign governmental agencies with respect to safety and other regulatory matters. Generally, many of the countries in which EPP does and will do business have recently privatized certain essential public services. The regulatory frameworks of such privatizations and their interpretation by administrative agencies is relatively new and sometimes limited.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

Many detailed rules and procedures are yet to be issued. The interpretation of existing rules can also be expected to evolve over time.

     Rates for gas transportation services are regulated by ENARGAS. TGS's initial rates were fixed at the time of privatization of GdE for a five-year period ending December 28, 1997, subject to semiannual adjustments as a result of changes in the U.S. Producer Price Index. TGS's rates, which are expressed in U.S. dollars, are to be adjusted every five years thereafter, pursuant to rules to be promulgated by ENARGAS. ENARGAS issued a preliminary determination on such rules to all license companies and, in July 1996, established the cost of capital for the calculation of the investment and efficiency factors. Such cost of capital was set at 11.3% per annum and is a weighted average cost of capital, net of an estimated future annual inflation rate of 1.9%. The rate review process began on August 13, 1996, when TGS filed with ENARGAS an investment plan amounting to approximately US $117 million for the second five-year period commencing December 29, 1997. ENARGAS will release its initial proposal on rate adjustments on March 17, 1997. The license companies are entitled to comment on such proposal until April 28, 1997. However, ENARGAS should set the final investment and efficiency factors before June 28, 1997.

     TGS's transportation operations are affected by ENARGAS's interpretation and application of regulations that apply to TGS. There can be no assurance that the future developments in the establishment of applicable regulations to the gas transportation industry or in the interpretation of such regulations or the License, including the rates to be established for gas transportation effective December 29, 1997, will be favorable to TGS. There can also be no assurance that there will not be decisions affecting, or changes made to the regulatory regime which will adversely affect the financial condition or result of operations of TGS.

  Foreign Political and Economic Conditions

     EPP's operations are also subject to other political and economic uncertainties, including risks of war, expropriation, nationalization, renegotiation or nullification of existing contracts, changes in rates and methods of taxation, currency exchange restrictions and currency exchange rate fluctuations. EPP does not carry insurance against these risks. EPP's operations, however, have been, and are expected to continue to be, structured to minimize these risks.

14. DERIVATIVE FINANCIAL INSTRUMENTS

     During the fourth quarter of 1996 EPP entered into forward purchase contracts on Colombian pesos with a notional value of $68.5 million. EPP entered into these contracts to partially offset the lower equity earnings from Centragas resulting from a stronger peso than was anticipated. The stronger peso resulted in lower than anticipated tax benefits due to foreign exchange losses from the revaluation of the net dollar-dominated liabilities of Centragas for local tax purposes. The forward contracts were settled as of December 31, 1996, and resulted in an approximate $0.8 million gain, which is classified as other income, net. During the first quarter of 1997, EPP entered into forward purchase contracts on Colombian pesos with a notional value of $14.8 million scheduled to settle between late 1997 and early 1998.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

15. QUARTERLY RESULTS (UNAUDITED)

                                                  TECHNICAL
                                               ASSISTANCE FEES
                                                AND EQUITY IN    INCOME BEFORE                EARNINGS
                                                  EARNINGS       INCOME TAXES    NET INCOME   PER SHARE
                                               ---------------   -------------   ----------   ---------
                                                                    (IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
1996
  First Quarter..............................      $14,885          $12,733       $11,521       $ .48
  Second Quarter.............................       14,609           12,676        11,575         .48
  Third Quarter..............................       13,015           12,035        10,885         .45
  Fourth Quarter.............................       14,864           13,086        12,014         .49
1995
  First Quarter..............................      $ 9,872          $ 8,856       $ 7,876       $ .38
  Second Quarter.............................       10,820            9,249         8,282         .40
  Third Quarter..............................       11,646           10,247         8,965         .43
  Fourth Quarter.............................       11,123           10,246         9,904         .47

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Directors of
COMPANIA DE INVERSIONES DE ENERGIA S.A.

     We have audited the accompanying consolidated balance sheets of COMPANIA DE INVERSIONES DE ENERGIA S.A. and its controlled company TRANSPORTADORA DE GAS DEL SUR S.A. (both Argentine Corporations) as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the years ended December 31, 1996, 1995 and 1994, all expressed in Argentine pesos as described in Note 2.a) to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in Argentina, which are in substantial agreement with those in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of COMPANIA DE INVERSIONES DE ENERGIA S.A. and its controlled company TRANSPORTADORA DE GAS DEL SUR S.A. as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles applicable to consolidated financial statements in Argentina.

     Certain accounting practices used by the Company in preparing the accompanying consolidated financial statements conform with generally accepted accounting principles in Argentina, but do not conform with accounting principles generally accepted in the United States of America. A description of these significant differences and a partial reconciliation, as permitted by the Securities and Exchange Commission of the United States of America, of shareholders' equity as of December 31, 1996 and 1995 and consolidated net income for the years ended December 31, 1996, 1995 and 1994 is set forth in Note 12 to the consolidated financial statements.

                                                PISTRELLI, DIAZ Y ASOCIADOS
                                             C.P.C.E.C.F. Vol. 1 -- F degrees 8

                                                      ENRIQUE C. GROTZ
                                                          Partner
                                                Certified Public Accountant
                                                  Buenos Aires University
                                             C.P.C.E.C.F. Vol. 136 -- F degrees
                                                            149

Buenos Aires,
February 12, 1997

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
       (STATED IN THOUSANDS OF ARGENTINE PESOS AS DESCRIBED IN NOTE 2.A)

                                     ASSETS

                                                                 1996          1995
                                                              ----------    ----------
Cash........................................................  $    3,456    $    5,004
Investments (Note 11.c).....................................      49,717        70,728
Trade receivables (Note 3)..................................      45,241        39,877
Other receivables...........................................       7,217        11,076
Inventories.................................................       1,878         1,394
                                                              ----------    ----------
     Total current assets...................................     107,509       128,079
                                                              ----------    ----------
Investments (Note 11.c).....................................       2,300         6,700
Property, plant and equipment, net (Note 11.a)..............   1,578,316     1,544,509
Intangible assets, net (Note 11.b)..........................      29,172        30,239
                                                              ----------    ----------
     Total noncurrent assets................................   1,609,788     1,581,448
                                                              ----------    ----------
          Total.............................................  $1,717,297    $1,709,527
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Initial debt assumed under the Transfer Contract (Note
  5.a)......................................................  $   61,226    $   80,498
Accounts payable............................................      15,770        15,894
Loans (Note 5.b)............................................     365,265       409,263
Payroll and social security taxes...........................       1,162         1,428
Taxes payable (Note 2.1)....................................      40,424        31,982
Other liabilities...........................................       3,917         5,525
                                                              ----------    ----------
     Total current liabilities..............................     487,764       544,590
                                                              ----------    ----------
Initial debt assumed under the Transfer Contract (Note
  5.a)......................................................          --        56,599
Loans (Note 5.b)............................................     391,485       266,971
                                                              ----------    ----------
     Total noncurrent liabilities...........................     391,485       323,570
                                                              ----------    ----------
     Total liabilities......................................     879,249       868,160
Minority interest...........................................     319,191       315,340
Shareholders' equity........................................     518,857       526,027
                                                              ----------    ----------
          Total.............................................  $1,717,297    $1,709,527
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
       (STATED IN THOUSANDS OF ARGENTINE PESOS AS DESCRIBED IN NOTE 2.A),
                   EXCEPT FOR PER SHARE AND SHARES AMOUNTS )

                                                              1996        1995        1994
                                                            ---------   ---------   ---------
NET REVENUES (Note 3)....................................   $ 402,191   $ 393,525   $ 383,598
OPERATING COSTS (Note 11.e)..............................    (104,556)   (107,585)   (106,548)
                                                            ---------   ---------   ---------
  Gross operating profit.................................     297,635     285,940     277,050
ADMINISTRATIVE EXPENSES (Note 11.e)......................     (16,572)    (19,020)    (22,308)
SELLING EXPENSES (Note 11.e).............................      (1,703)     (2,176)     (2,981)
                                                            ---------   ---------   ---------
  Operating income.......................................     279,360     264,744     251,761
OTHER EXPENSES, NET......................................        (493)       (297)       (363)
NET FINANCIAL EXPENSE (Note 2.n).........................     (63,700)    (27,829)     (3,283)
                                                            ---------   ---------   ---------
  Net income before income tax...........................     215,167     236,618     248,115
INCOME TAX EXPENSE (Note 2.1)............................     (72,800)    (64,471)    (56,602)
MINORITY INTEREST........................................     (49,137)    (54,311)    (57,014)
                                                            ---------   ---------   ---------
  Net income.............................................      93,230     117,836     134,499
PREFERRED STOCK DIVIDENDS................................          --          --      (6,428)
                                                            ---------   ---------   ---------
  Net income attributable to common stock................      93,230     117,836     128,071
                                                            =========   =========   =========
  Earnings per common share (Note 2.g)...................        0.25        0.31        0.36
  Average number of common shares........................   374,122,880 374,122,880 359,522,880

   The accompanying notes are an integral part of these financial statements.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
       (STATED IN THOUSANDS OF ARGENTINE PESOS AS DESCRIBED IN NOTE 2.A)

                                                              1996        1995        1994
                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................  $  93,230   $ 117,836   $ 134,499
  Reconciliation of net income to cash flows from
     operating activities
     Depreciation of property, plant and equipment........     44,264      40,331      36,825
     Amortization of intangible assets....................      1,554       1,407       1,839
     Consumption of materials.............................      4,997       6,379       4,750
     Minority interest....................................     49,137      54,311      57,014
  Changes in assets and liabilities
     Trade receivables....................................     (5,364)      4,361      (6,116)
     Other receivables....................................      3,859      (3,157)     (5,017)
     Inventories..........................................       (484)       (152)        482
     Accounts payable.....................................       (537)      1,869       3,026
     Payroll and social security taxes....................       (266)       (240)       (342)
     Taxes payable........................................      8,442       5,152     (33,300)
     Other liabilities....................................     (1,608)      1,216      (8,786)
     Interests payable and others.........................     (4,237)    (32,682)    (18,201)
                                                            ---------   ---------   ---------
          Cash flows from operating activities............    192,987     196,631     166,673
                                                            ---------   ---------   ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Additions to property, plant and equipment..............    (83,054)   (110,972)   (185,083)
  Acquisition of investment...............................         --     (10,050)         --
  Cash from investment amortization.......................      3,300          --          --
                                                            ---------   ---------   ---------
          Cash flows used in investing activities.........    (79,754)   (121,022)   (185,083)
                                                            ---------   ---------   ---------
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
  Proceeds from loans.....................................    522,826     191,356     395,235
  Payment of loans........................................   (464,969)    (84,884)    (55,540)
  Cash from Treasury lock contracts settlement............      5,968          --          --
  Net increase (decrease) in short term debt(1)...........     10,969     (25,708)     (5,388)
  Payment of initial debt assumed under the Transfer
     Contract.............................................    (66,000)    (22,087)    (23,614)
  Common dividends paid...................................   (145,686)   (142,711)    (92,503)
  Preferred dividends paid................................         --          --     (16,933)
  Preferred shares redeemed...............................         --          --    (150,368)
                                                            ---------   ---------   ---------
          Cash flows (used in) from financing
            activities....................................   (136,892)    (84,034)     50,889
                                                            ---------   ---------   ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..........    (23,659)     (8,425)     32,479
          Cash and cash equivalents at the beginning of
            year..........................................     72,432      80,857      48,378
                                                            ---------   ---------   ---------
          Cash and cash equivalents at the end of year....  $  48,773   $  72,432   $  80,857
                                                            =========   =========   =========

---------------

(1) Less than three months maturity

     For supplemental information on cash flows, see Note 4.

   The accompanying notes are an integral part of these financial statements.

         COMPANIA DE INVERSIONES DE ENERGIA S.A. AND CONTROLLED COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
 (STATED IN THOUSANDS OF ARGENTINE PESOS AS DESCRIBED IN NOTE 2.A), EXCEPT FOR
                          PER SHARE AMOUNTS IN PESOS)

                                                                 SHAREHOLDERS' CONTRIBUTIONS
                           -------------------------------------------------------------------------------------------------------
                                      COMMON SHARES                        PREFERRED SHARES
                           ------------------------------------   -----------------------------------
                                                                                           ADJUSTMENT
                                                    EFFECT OF                              TO CAPITAL    IRREVOCABLE
                                      ADJUSTMENT    ADJUSTMENT                ADJUSTMENT    STOCK AT     CONTRIBUTION
                           NOMINAL    TO CAPITAL   TO PREFERRED    NOMINAL    TO CAPITAL   REDEMPTION   AGAINST FUTURE
                            VALUE       STOCK         STOCK         VALUE       STOCK        VALUE       SUBSCRIPTION    SUBTOTAL
                           --------   ----------   ------------   ---------   ----------   ----------   --------------   ---------
BALANCE AS OF DECEMBER
  31, 1993...............  $286,523    $28,968       $  (736)     $ 204,846    $ 22,638     $   736        $     --      $ 542,975
Irrevocable capital
  contribution...........        --         --            --             --          --          --          24,298         24,298
Resolution of the
  Extraordinary
  Shareholders' Meeting
  held on February 24,
  1994
  Capitalization of
    irrevocable
    contribution.........    21,900      2,398            --             --          --          --         (24,298)            --
  Conversion of preferred
    shares into common
    shares...............    65,700      7,192            --        (65,700)     (7,192)         --              --             --
Resolution of the General
  Ordinary Shareholders'
  Meeting held on March
  30, 1994, of the
  Directors' Meeting held
  on August 30, 1994, and
  of the Extraordinary
  Shareholders' Meeting
  held on November 21,
  1994 Appropriation to
  legal reserve..........        --         --            --             --          --          --              --             --
  Cash dividends (0.02,
    0.13 and 0.02 per
    share for each
    payment, based on
    374,122,880 common
    shares outstanding
    (Note 2.g)...........        --         --            --             --          --          --              --             --
Changes in the redemption
  value of preferred
  shares below the
  general price level....        --         --         4,960             --          --      (4,960)             --             --
Resolution of the
  Extraordinary
  Shareholders' Meeting
  held on November 16,
  1994
  Preferred shares
    redemption...........        --      4,224        (4,224)      (139,146)    (15,446)      4,224              --       (150,368)
Net income...............        --         --            --             --          --          --              --             --
Preferred dividends......        --         --            --             --          --          --              --             --
                           --------    -------       -------      ---------    --------     -------        --------      ---------
BALANCE AS OF DECEMBER
  31, 1994...............  $374,123    $42,782       $    --      $      --    $     --     $    --        $     --      $ 416,905
                           ========    =======       =======      =========    ========     =======        ========      =========

                               RETAINED EARNINGS
                           -------------------------

                            LEGAL     UNAPPROPRIATED
                           RESERVE       EARNINGS        TOTAL
                           --------   --------------   ---------
BALANCE AS OF DECEMBER
  31, 1993...............  $     --     $  21,874      $ 564,849
Irrevocable capital
  contribution...........        --            --         24,298
Resolution of the
  Extraordinary
  Shareholders' Meeting
  held on February 24,
  1994
  Capitalization of
    irrevocable
    contribution.........        --            --             --
  Conversion of preferred
    shares into common
    shares...............        --            --             --
Resolution of the General
  Ordinary Shareholders'
  Meeting held on March
  30, 1994, of the
  Directors' Meeting held
  on August 30, 1994, and
  of the Extraordinary
  Shareholders' Meeting
  held on November 21,
  1994 Appropriation to
  legal reserve..........     5,412        (5,412)            --
  Cash dividends (0.02,
    0.13 and 0.02 per
    share for each
    payment, based on
    374,122,880 common
    shares outstanding
    (Note 2.g)...........        --       (63,317)       (63,317)
Changes in the redemption
  value of preferred
  shares below the
  general price level....        --            --             --
Resolution of the
  Extraordinary
  Shareholders' Meeting
  held on November 16,
  1994
  Preferred shares
    redemption...........        --            --       (150,368)
Net income...............        --       134,499        134,499
Preferred dividends......        --        (6,428)        (6,428)
                           --------     ---------      ---------
BALANCE AS OF DECEMBER
  31, 1994...............  $  5,412     $  81,216      $ 503,533
                           ========     =========      =========

         COMPANIA DE INVERSIONES DE ENERGIA S.A. AND CONTROLLED COMPANY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
 (STATED IN THOUSANDS OF ARGENTINE PESOS AS DESCRIBED IN NOTE 2.A), EXCEPT FOR
                          PER SHARE AMOUNTS IN PESOS)

                                                                 SHAREHOLDERS' CONTRIBUTIONS
                           -------------------------------------------------------------------------------------------------------
                                      COMMON SHARES                        PREFERRED SHARES
                           ------------------------------------   -----------------------------------
                                                                                           ADJUSTMENT
                                                    EFFECT OF                              TO CAPITAL    IRREVOCABLE
                                      ADJUSTMENT    ADJUSTMENT                ADJUSTMENT    STOCK AT     CONTRIBUTION
                           NOMINAL    TO CAPITAL   TO PREFERRED    NOMINAL    TO CAPITAL   REDEMPTION   AGAINST FUTURE
                            VALUE       STOCK         STOCK         VALUE       STOCK        VALUE       SUBSCRIPTION    SUBTOTAL
                           --------   ----------   ------------   ---------   ----------   ----------   --------------   ---------
Resolution of the
  Extraordinary
  Shareholders' Meeting
  held on March 24, 1995,
  and of the Directors'
  Meeting held on July
  27, 1995
  Cash dividends (0.14
    and 0.12 per share,
    for each payment,
    based on 374,122,880
    common shares
    outstanding (Note
    2.g).................  $     --    $    --       $    --      $      --    $     --     $    --        $     --      $      --
  Appropriation to legal
    reserve..............        --         --            --             --          --          --              --             --
Net income...............        --         --            --             --          --          --              --             --
                           --------    -------       -------      ---------    --------     -------        --------      ---------
BALANCE AS OF DECEMBER
  31, 1995...............  $374,123    $42,782       $    --      $      --    $     --     $    --        $     --      $ 416,905
                           ========    =======       =======      =========    ========     =======        ========      =========
Resolution of the General
  Ordinary Shareholders'
  Meeting held on March
  7, 1996, of the
  Extraordinary
  Shareholders' Meeting
  held on June 7, 1996
  and of the Directors'
  Meeting held on August
  21, 1996
  Appropriation to legal
    reserve..............  $     --    $    --       $    --      $      --    $     --     $    --        $     --      $      --
  Cash dividends (0.11,
    0.03 and 0.13 per
    share, for each
    payment, based on
    374,122,880 common
    shares outstanding
    (Note 2.g)...........        --         --            --             --          --          --              --             --
Net income...............        --         --            --             --          --          --              --             --
                           --------    -------       -------      ---------    --------     -------        --------      ---------
BALANCE AS OF DECEMBER
  31, 1996...............  $374,123    $42,782       $    --      $      --    $     --     $    --        $     --      $ 416,905
                           ========    =======       =======      =========    ========     =======        ========      =========

                               RETAINED EARNINGS
                           -------------------------

                            LEGAL     UNAPPROPRIATED
                           RESERVE       EARNINGS        TOTAL
                           --------   --------------   ---------
Resolution of the
  Extraordinary
  Shareholders' Meeting
  held on March 24, 1995,
  and of the Directors'
  Meeting held on July
  27, 1995
  Cash dividends (0.14
    and 0.12 per share,
    for each payment,
    based on 374,122,880
    common shares
    outstanding (Note
    2.g).................  $     --     $ (95,342)     $ (95,342)
  Appropriation to legal
    reserve..............     6,640        (6,640)            --
Net income...............        --       117,836        117,836
                           --------     ---------      ---------
BALANCE AS OF DECEMBER
  31, 1995...............  $ 12,052     $  97,070      $ 526,027
                           ========     =========      =========
Resolution of the General
  Ordinary Shareholders'
  Meeting held on March
  7, 1996, of the
  Extraordinary
  Shareholders' Meeting
  held on June 7, 1996
  and of the Directors'
  Meeting held on August
  21, 1996
  Appropriation to legal
    reserve..............  $  5,892     $  (5,892)     $      --
  Cash dividends (0.11,
    0.03 and 0.13 per
    share, for each
    payment, based on
    374,122,880 common
    shares outstanding
    (Note 2.g)...........        --      (100,400)      (100,400)
Net income...............        --        93,230         93,230
                           --------     ---------      ---------
BALANCE AS OF DECEMBER
  31, 1996...............  $ 17,944     $  84,008      $ 518,857
                           ========     =========      =========

   The accompanying notes are an integral part of these financial statements.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
   (AMOUNTS STATED IN THOUSANDS OF ARGENTINE PESOS AS MENTIONED IN NOTE 2.A),
      EXCEPT FOR PER SHARE AMOUNTS IN PESOS OR WHERE OTHERWISE INDICATED)

1. ORGANIZATION AND START-UP OF THE COMPANY

     Compania de Inversiones de Energia S.A. ("CIESA" or the "Company") was incorporated in Buenos Aires, Argentina, on December 14, 1992, and was owned 25% equally by Enron Pipeline Company -- Argentina S.A. ("EPCA"), Perez Companc S.A. ("PC"), Compania de Inversiones en Transporte de Gas S.A. ("CITGAS") and Argentina Private Development Trust Company Limited ("APDT").

     Effective July 31, 1996, Enron Global Power & Pipelines L.L.C. ("EPP"), the parent company of EPCA, together with PC acquired through their respective subsidiaries APDT's 25% interest in CIESA. In addition, on November 15, 1996, CITGAS transferred its 25% shareholding in CIESA to subsidiaries of Enron Corp. ("Enron"), parent company of EPP, and PC, respectively. Voting and all other economic rights derived from the 25% shareholding in CIESA were transferred effective August 1, 1996. As a result of the APDT and CITGAS transactions, PC and its subsidiary have 50% ownership in CIESA while EPCA and Enron, through their subsidiaries, have 33 1/3% and 16 2/3% shareholdings, respectively.

     CIESA holds 70% of Transportadora de Gas del Sur S.A.'s ("TGS" or the "Controlled Company") capital stock. TGS is one of the companies created as a consequence of the privatization of Gas del Estado S.E. ("GdE"), the former integrated state-owned gas company, and is engaged in the transportation and processing of natural gas in Argentina. TGS's pipeline system connects major gas fields in southern and western Argentina with distributors of gas in those areas and in the greater Buenos Aires area. The gas transportation license ("the License") was exclusively granted for a period of thirty-five years with an extension of ten years, provided that TGS has essentially met certain conditions. The General Cerri Gas Processing Complex, where TGS processes natural gas by extracting natural gas liquids, was transferred together with the gas transmission assets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In accordance with generally accepted accounting principles in Argentina ("Argentine GAAP") and current Argentine legislation, the presentation of the parent company's individual financial statements is required. Consolidated financial statements need only be included as supplementary. For the purpose of this filing, a complete set of individual financial statements have been omitted since it is not required for Securities and Exchange Commission ("SEC") reporting purposes. Even though, CIESA's condensed individual financial statements are disclosed in Note 11.g). The consolidated financial statements of the Company have been prepared in accordance with Argentine GAAP applicable to consolidated financial statements taking into consideration the regulations of the Argentine Securities Commission (Comision Nacional de Valores -- "CNV"). They also include certain additional disclosures in order to conform more closely to the form and content required by the SEC.

     General Resolution No. 284, issued by CNV in August 1996, provides for the application of Technical Resolution ("TR") No. 10 and TR No. 12 of the Argentine Federation of Professional Councils in Economic Sciences ("Argentine Federation"). TR No. 10 is applicable in all aspects, except for technical reappraisals, capitalization of interest on equity and the accounting of gain contingencies. TR No. 12 amends certain valuation policies contained in TR No. 10 as well as includes additional disclosure requirements. The application of the new valuation policies has not materially affected the results of the period. The additional disclosure requirements are included in Note 11.f).

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (a) Presentation of financial statements in constant Argentine pesos

     The Company's consolidated financial statements include the effects of inflation up through August 31, 1995, utilizing the inflation restatement methodology established in TR No. 6 of the Argentine Federation. Effective September 1, 1995, as provided by General Resolution No. 272 of the CNV, the Company discontinued the restatement methodology, maintaining the effects of inflation accounted for in prior periods.

     The discontinuance of inflation accounting is in compliance with Argentine GAAP, provided that the annual variation in the general level wholesale price index ("GLWPI") does not exceed 8% per annum. Inflation for each of the years ended from September 1, 1995 was lower than 8%. Therefore, the criteria adopted by the Company is in compliance with Argentine GAAP.

     The inflation rates measured by the GLWPI were 4.8% for the year ended December 31, 1995 (as measured through August 31, 1995) and 5.9% for the year ended December 31, 1994. The conversion factor used to restate the consolidated financial statements in constant pesos from December 31, 1994 through August 31, 1995 was 1.05. This restatement simply updates the 1994 consolidated financial statements amounts to constant pesos and does not otherwise change such financial statements.

  (b) Basis of consolidation

     The consolidated financial statements for the years ended December 31, 1996, 1995 and 1994, include the accounts of CIESA and its controlled company and have been consolidated following the methodology established in TR No. 4 of the Argentine Federation. The accounting policies used by TGS are consistent with those applied by CIESA. All significant intercompany transactions have been eliminated in consolidation.

  (c) Financial instruments

     CIESA and TGS have used derivatives to mitigate the exposure of a portion of their debts to fluctuations in variable rates through the use of interest rate swap agreements as described in Note 5.d). None of the companies have used derivative financial instruments for trading purposes. The differences paid or received under such interest rate swap agreements are charged or credited to interest expense. Gains or losses resulting from swap agreements for the purposes of hedging anticipated transactions are deferred and recognized at the same time as the hedged item.

  (d) Argentine legal requirements

     Certain disclosures related to formal legal requirements for reporting in Argentina have been omitted for purposes of these consolidated financial statements, since they are not required for SEC reporting purposes.

  (e) Amounts in foreign currencies

     Such amounts have been valued at the relevant exchange rates in effect as of the end of each year, including accrued interest, if applicable. The respective detail is disclosed in Note 11.d).

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (f) Government obligations

     These are debt securities issued by the Argentine Government ("Argentina Bond"), valued at cost plus accrued interest through the end of each year. The Company's management intends to hold this investment until its final maturity.

  (g) Earnings and dividends per common share

     Earnings and dividends per common share have been calculated based on the average number of common shares and common share equivalents outstanding for each period presented.

     For purposes of determining per share amounts for 1994, the "Irrevocable contribution against future subscription" has been considered as a common share equivalent.

     Dividends per share have been calculated based upon the common shares and common share equivalents outstanding at the time of the corresponding resolutions of the shareholders.

  (h) Revenue recognition

     Firm transportation revenues are recognized based on the contracted capacity reserved regardless of actual usage. For interruptible transportation services and for certain gas processing contracts, revenues are recognized upon the delivery of natural gas or gas liquids to customers, respectively. For other gas processing contracts, revenues are recognized when processing services are rendered.

  (i) Inventories

     They refer to natural gas in the pipeline system owned by TGS in excess of line pack, which is classified as property, plant and equipment, valued at replacement cost of the transported gas at the end of each year. The carrying value of inventories does not exceed its recoverable value.

  (j) Property, plant and equipment, net

     - Assets transferred from GdE: the value for the transferred assets at December 29, 1992 ("Takeover date") was determined based on the price paid for the 70% of TGS's capital stock which amounted to US$561.2 million. This price was the basis to determine TGS's total capital stock of US$801.7 million, which when added to the Initial Debt assumed under the Transfer Contract of US$395 million resulted in a total value for property, plant and equipment of US$1,196.7 million. Such value, converted at the exchange rate in effect as of the date of the Transfer Contract, has been restated for the effects of inflation as described in
       Note 2.a).

     - Line pack: represents the natural gas in the transportation system estimated necessary to keep the system at operating capacity, valued at acquisition cost and restated for the effects of inflation as described in Note 2.a).

     - Additions: valued at acquisition cost restated as described in Note 2.a). In accordance with TGS's depreciation method, additions are assigned the average useful life applicable to the group of assets into which they are incorporated. TGS capitalizes the net cost of external financing of work in progress until such assets are placed in service. TGS capitalizes all the investments prescribed as mandatory in the License during the first five-year period, in order to achieve system integrity and public safety equal to those required by international standards. Such investments include, among others, the costs of survey programs related to internal and external pipeline inspection, cathodic protection and pipeline replacement and recoating. Repairs and maintenance costs are expensed in the period in which they are incurred.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     - Depreciation: TGS uses the straight-line method with a composite or group depreciation rate for all assets allocated to transportation service and to the processing of natural gas. According to estimates of independent engineering experts, the average useful life for the essential and other assets allocated to the transportation service is forty-five years (considering the life of the License and the ten-year extension right mentioned in Note 1), and twenty years for the assets related to the gas processing operation.

       Under the composite method of depreciation, periodic evaluation of the average useful life is required and, upon retirement of assets, the original cost is charged against the related accumulated depreciation. The cost of replacement is charged to maintenance expense unless it increases capacity or efficiency or extends the useful life, in which case such cost is capitalized. However, for unusual retirements the gain or loss related to those retirements is charged or credited to income in the period when incurred.

       For depreciation of all other property, plant and equipment, TGS uses the straight-line method at the rates disclosed in Note 11.a), recording the loss or gain on retirement of the assets in income of the period when incurred.

     The recorded value of property, plant and equipment, taken as a whole, does not exceed its recoverable value.

  (k) Intangible assets, net

     Intangible assets are valued at historical cost, restated as described in
Note 2.a), less related accumulated amortization calculated over a deferral period of thirty-five years for organization and pre-operating costs, cancellation costs of commitments assumed under the Transfer Contract and other costs; and a deferral period of five years for the costs of the establishment of the 1993 Global Program and the first issuance of Medium Term Notes thereunder.

  (l) Income tax

     Income tax of the Controlled Company was accrued at the statutory rate then in effect on each fiscal year's estimated taxable income. Recently, the statutory income tax rate increased from 30% to 33%, as part of an important amendment to the tax legislation. Such increase in the income tax rate is effective for fiscal years ending subsequent to September 28, 1996. Income tax expense for 1995 includes the payment of 5,071 made by TGS to the Argentine Tax Authority ("DGI") in April 1995 under the benefits of a tax amnesty program, since the DGI had questioned the interpretation of certain income tax regulations. As of December 31, 1996 and 1995 accrued income tax, net of advanced payments, amounted to 36,685 and 27,603, respectively.

     For the years ended December 31, 1996, 1995 and 1994, CIESA has not accrued income nor assets tax expense since the investment in TGS provides the only significant income for CIESA, which is not taxable

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

under income and assets tax regulations. At December 31, 1996, CIESA had an unutilized tax loss carryforward to offset future taxable income of approximately 49,342 in accordance to the following table:

 YEAR OF                                                      AMOUNT OF THE
EXPIRATION                                                    CARRYFORWARD
----------                                                    -------------
  1997.......................................................     1,750
  1998.......................................................     3,384
  1999.......................................................     4,213
  2000.......................................................    18,573
  2001.......................................................    21,422
                                                                 ------
                                                                 49,342
                                                                 ------

  (m) Shareholders' equity accounts

     These accounts have been restated for the effects of inflation as described in Note 2.a), except for "Common Shares -- Nominal Value" and "Preferred
Shares -- Nominal Value" accounts which have been kept at their original values. The adjustment derived from the restatement of these accounts as described in
Note 2.a) is disclosed in the respective "Adjustment to capital stock" accounts. The "Adjustment to capital stock at redemption value" represents the difference between the restated value as described in Note 2.a) of the preferred shares and their redemption value denominated in US dollars and converted at the exchange rate in effect at the end of each year, which represents a redistribution of the Company's total capital stock among its common and preferred shareholders. Consequently, this amount has been charged to the "Common Shares -- Effect of adjustment to preferred stock" account.

  (n) Income statement accounts

     Monetary transactions for the eight-month period from January 1, 1995 to August 31, 1995 were restated for the effects of inflation from the end of the month in which they were originally recorded through August 31, 1995. Expenses related to depreciation and amortization of nonmonetary assets have been restated for the effects of inflation as described in Note 2.a).

     Monetary assets and liabilities represent a claim to receive or an obligation to pay a fixed sum without reference to future prices of specific goods and services. Examples of monetary assets and liabilities include cash, accounts receivables, accounts payable, accrued expenses and loans. Examples of nonmonetary assets include inventories, property, plant and equipment and intangible assets. In an inflationary environment, losses are generated by holding monetary assets and gains are generated by holding monetary liabilities. In a deflationary environment losses are generated by holding monetary liabilities and gains are generated by holding monetary assets.

     Net financial expense includes the effects of inflation for the years ended December 31, 1995 (calculated up through August 31, 1995) and 1994.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The breakdown of "Net financial expense" separated between those generated on assets and on liabilities, for each of the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                      (LOSS) GAIN GENERATED ON
                                     ----------------------------------------------------------
                                              ASSETS                      LIABILITIES
                                     ------------------------   -------------------------------
                                     1996     1995      1994     1996        1995        1994
                                     ----   --------   ------   -------     -------     -------
Interest and other.................  5,775     6,630    5,078   (69,475)(1) (64,354)(1) (39,460)(1)
(Loss) gain on exposure to
  inflation........................    --    (10,085)  (7,620)       --      39,980      38,719
                                     ----   --------   ------   -------     -------     -------
                                     5,775    (3,455)  (2,542)  (69,475)    (24,374)       (741)
                                     ====   ========   ======   =======     =======     =======

---------------

(1) Net of 3,249, 3,958 and 5,070 capitalized interest on property, plant and equipment for the years ended December 31, 1996, 1995 and 1994, respectively.

3. BUSINESS SEGMENT INFORMATION

     TGS's principal business is to provide natural gas transportation services through its pipeline system. Also, TGS processes natural gas at the General Cerri Gas Complex.

     Operating income consists of net revenues less operating expenses. In the calculation of operating income, the following items have not been included: other expenses, net, net financial expense and income tax expense.

     Assets identifiable with each segment are those used by TGS to develop each business. Assets that cannot be identified with a specific segment have been grouped under "Corporate" and include short and long term investments, among others.

     There are no sales between the business segments.

                                                          GAS            GAS
               AT DECEMBER 31, 1996                  TRANSPORTATION   PROCESSING   CORPORATE     TOTAL
               --------------------                  --------------   ----------   ---------   ---------
Net revenues.......................................      354,282        47,909           --      402,191
Operating income (loss)............................      263,807        30,925      (15,372)     279,360
Depreciation of property, plant and equipment......       36,426         6,365        1,473       44,264
Additions to property, plant and equipment
  (includes work in progress)......................       77,662         4,931          874       83,467
Identifiable assets................................    1,513,460       119,048       84,789    1,717,297

               AT DECEMBER 31, 1995
Net revenues.......................................      352,077        41,448           --      393,525
Operating income (loss)............................      259,127        23,425      (17,808)     264,744
Depreciation of property, plant and equipment......       32,666         6,256        1,409       40,331
Additions to property, plant and equipment
  (includes work in progress)......................      104,062         2,278        1,449      107,789
Identifiable assets................................    1,478,186       117,468      113,873    1,709,527

               AT DECEMBER 31, 1994
Net revenues.......................................      344,514        39,084           --      383,598
Operating income (loss)............................      252,475        20,286      (21,000)     251,761
Depreciation of property, plant and equipment......       29,126         6,929          770       36,825
Additions to property, plant and equipment
  (includes work in progress)......................      180,817         1,725        5,000      187,542
Identifiable assets(1).............................    1,418,529       116,331      115,044    1,649,904

---------------

(1) Amounts in the table above reflect certain reclassifications in 1994 for comparative purposes with 1996 and 1995 amounts.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     TGS provides credit in the normal course of business principally to gas distribution companies and YPF S.A. ("YPF"). Concentration of credit and principal customers gross revenues from gas transportation for the years ended December 31, 1996, 1995 and 1994 are as follows:

GAS TRANSPORTATION:

                                            1996                     1995                     1994
                                   ----------------------   ----------------------   ----------------------
                                    GROSS        TRADE       GROSS        TRADE       GROSS        TRADE
                                   REVENUES   RECEIVABLES   REVENUES   RECEIVABLES   REVENUES   RECEIVABLES
                                   --------   -----------   --------   -----------   --------   -----------
MetroGas S.A.(1).................  191,089      18,805      188,137      19,414      177,158      18,116
Camuzzi Gas Pampeana S.A.(2).....   82,184       7,927       79,156       8,383       80,158       8,766
Gas Natural BAN S.A..............   49,332       4,608       58,599       5,942       60,894       5,770
Camuzzi Gas del Sur S.A.(2)......   23,270       2,143       24,173       2,910       26,077       2,426
YPF..............................   15,457       1,498       10,609       1,303        7,735       9,238

---------------

(1) Perez Companc S.A. has an indirect shareholding in this company.

(2) Citicorp Equity Investments, CITGAS's parent company, had an indirect shareholding in this company.

     The principal customer in the gas processing segment is YPF, with revenues amounting to 24,395, 24,275 and 21,122 for the years ended December 31, 1996, 1995, and 1994, respectively. Related trade receivable balances amounted to 2,719 and 2,495 as of December 31, 1996 and 1995, respectively.

4. ADDITIONAL INFORMATION ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

     In the preparation of the consolidated statements of cash flows, cash and cash equivalents include investments with original maturities of three months or less. The Company uses the indirect method which requires a series of adjustments to the year's net income to obtain the cash flows generated by operations.

     Cash paid for income tax and interest expense during the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                              1996     1995     1994
                                                             ------   ------   ------
Income tax.................................................  63,541   61,831   86,691
Interest (net of amounts capitalized)......................  73,154   62,733   30,679

     Noncash investing activities for the years ended December 31, 1996, 1995 and 1994 include fixed assets acquisitions amounting to 1,823, 1,410 and 4,595, respectively, unpaid at each year end.

     Noncash financing activities during the year ended December 31, 1994 included the extinguishment of the loan granted by Chase Manhattan Bank, cancelled by EPCA through an irrevocable contribution of 24,298 and a loan of 50,123.

5. INITIAL DEBT ASSUMED UNDER THE TRANSFER CONTRACT AND LOANS

  (a) Initial debt assumed under the transfer contract

     Consists of notes payable to YPF originally due in ten equal installments of $22 million. The remaining installments, due on June 30 and December 30, 1997, bear interest at the one month London Interbank Offering Rate (LIBOR) plus 0.4% per month payable in arrears. Interest is payable with each installment.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (b) Loans:

                                                          INTEREST
                      CURRENT                             RATES(1)            1996          1995
                      -------                         ----------------       -------       -------
Syndicated loan.....................................          8.25%          218,794(4)         --
Morgan Guaranty Trust Company of New York...........             --               --       214,813(2)
Bankers Trust Company...............................             --               --       100,000
1993 Global Program: Second Issuance................             --               --        47,422(2)
Other bank borrowings...............................    5.90%-8.75%          139,789        45,509
Interest payable....................................             --            6,682         1,519
                                                                             -------       -------
          Total.....................................                         365,265       409,263
                                                                             =======       =======

                    NON CURRENT
                    -----------
1993 Global Program: First Issuance.................          7.75%          199,763(2)    199,643
1996 Global Program: First Issuance.................         10.25%          153,649(2)(3)      --
Other bank borrowings...............................    5.99%-8.50%           38,073(4)     67,328
                                                                             -------       -------
          Total.....................................                         391,485       266,971
                                                                             =======       =======

---------------

(1) Effective as of December 31, 1996.

(2) Net of issuance discounts.

(3) Includes effect of settlement of Treasury lock, mentioned in Note 5.d).

(4) Net of up front fees.

     The detail of maturities of principal amounts of non current loans as of December 31, 1996, is as follows:

                                                     1998      1999    2000     2001
                                                    -------   ------   -----   -------
1993 Global Program: First Issuance...............  200,000       --      --        --
1996 Global Program: First Issuance...............       --       --      --   150,000
Other bank borrowings.............................   21,904   14,945   2,502       425
                                                    -------   ------   -----   -------
          Total...................................  221,904   14,945   2,502   150,425
                                                    =======   ======   =====   =======

     Detailed information on significant borrowings as of December 31, 1996, is as follows:

- SYNDICATED LOAN:

     In May 1996, CIESA entered into a US$220 million loan with a group of banks led by Societe Generale, Banco Supervielle Societe Generale and Goldman Sachs & Co., maturing in 18 months or earlier with the proceeds of any future capital market issuance. Interest is payable quarterly based on the Eurodolar rate for deposits plus 2.40% for the first six months, increasing to a maximum of 3.50% for the last three months.

     The Shareholders' meeting of CIESA, held on December 13, 1996, approved the issuance of debt securities up to a nominal value of US$220 million. Such debt securities qualify as Obligaciones Negociables under the Argentine law. Consequently, the Company has requested the public offering to the CNV and the authorization for the public trading to the Buenos Aires Stock Exchange (Bolsa de Comercio de Buenos Aires -- "BCBA"). As of the date of issuance of these financial statements, both requests are pending of approval. Net proceeds from this issuance will be used to cancel the above mentioned syndicated loan.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

- DEBT ISSUANCES UNDER GLOBAL PROGRAMS:

  1993 Global Program

     At the TGS Shareholders' meeting held on August 27, 1993, the establishment of a Global Program for the issuance of short and medium Term Notes (Eurocommercial Papers ("ECP") and Euro Medium Term Notes ("EMTN"), respectively) was approved. The Program allows an aggregate notional outstanding amount at any given time of US$350 million. At the TGS Shareholders' Meeting held on March 6, 1996, the maximum amount of this Program was increased to US$500 million. The Global Program has been registered with the BCBA and the CNV.

     The description of the outstanding issuance under this Global Program is as follows:

     First Issuance: Five-year EMTN due December 23, 1998 for an aggregate amount of US$200 million bearing interest at annual fixed-rate of 7.75% payable every six months. The notes are listed on the Luxembourg Stock Exchange and the BCBA. Net proceeds from the placement were used to pay bridge loans and other short term borrowings arising from the refinancing of the debt assumed under the Transfer Contract.

  1996 Global Program

     At the TGS Shareholders' meeting held on March 6, 1996, the establishment of a Global Program for the issuance of short and medium term notes up to a maximum outstanding amount at any given time of US$350 million was approved. This Global Program has been registered with the SEC for the purpose of issuing publicly traded debt securities in the US capital markets. The CNV and BCBA have authorized this Program. On April 25, 1996, TGS made its first issuance of debt securities under this Program as described below:

     First Issuance: Medium term (5 years) registered notes in an aggregate principal amount of US$150 million, maturing on April 25, 2001, issued at a price of 99.935%. The notes bear interest at an annual fixed rate of 10.25%, payable semi-annually. The funds obtained from this issuance were used as follows: (a) approximately US$100 million to pay or prepay short term debt, and
(b) the remaining for working capital needs. The BCBA has authorized the public trading of this issuance.

     The Board of Directors of TGS will submit for approval to the next Shareholders' meeting to be held on February 17, 1997, the creation of a new Global Program for the issuance of debt securities for a total maximum amount of US$300 million.

- OTHER NON CURRENT BANK BORROWINGS:

     Includes a credit agreement with the Export Import Bank of USA ("Eximbank") payable over five years in semi-annual installments accruing interest at 180-day LIBOR plus 0.4% per annum. As of December 31, 1996 and 1995, the noncurrent outstanding principal debt under such agreement was 18,024 and 22,147, respectively. As of the date of issuance of these financial statements, the remaining unused committed credit line is approximately US$8 million.

     Also, includes two loans granted by Deutsche Bank for a total amount of US$50 million with final maturity in March 1999, bearing interest at LIBOR plus 1% and 2.88% per annum for each loan, payable quarterly. Noncurrent outstanding principal of both loans amounts to US$15 million.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (c) Restrictive covenants under existing debt agreements:

     CIESA and its Controlled Company must comply with certain restrictive covenants contained in their debt agreements which include, among others, the following:

          i) Restrictions to create liens: as long as the syndicated loan remains outstanding, the Company may not create liens to obtain debt incurred after May 20, 1996, which in the aggregate exceeds US$10 million, unless the Company finances, in full or in part, the purchase or construction of the assets so encumbered. Also, as long as any note under the Global Programs remains outstanding, TGS may not encumber its assets or its present or future revenues, on debt incurred after December 14, 1993, which in the aggregate exceeds US$10 million, unless TGS finances, in full or in part, the purchase or construction of the assets so encumbered.

          ii) Restrictions on the level of indebtedness: as of the closing date of annual and/or interim financial statements, consolidated debt of CIESA and TGS may not exceed 60% of the sum of such total consolidated debt plus the difference between the consolidated assets and liabilities of CIESA and TGS.

          iii) Interest coverage ratio: consolidated net income before interest expense, income tax, depreciation and amortization, may not be lower than 2.5 times consolidated interest and rental expenses.

          iv) The Company must maintain a direct ownership of at least 51% of the voting stock of TGS.

  (d) Swap agreements:

     As of December 31, 1996, TGS has outstanding interest rate swap agreements with major financial institutions which effectively convert US$108 million of floating LIBOR based debt to fixed rate debt (ranging from 5.78% to 6.06%) of which US$44 million is related to the YPF debt, approximately US$24 million covers the Eximbank credit facility and the remainder is related to other bank borrowings. Also, TGS has a US$50 million outstanding swap agreement in connection with a bank borrowing which was recently prepaid. Such swap agreement will be applied to future variable rate borrowings.

     As of December 31, 1996, amounts payable or receivable under the existing swap agreements were not significant.

     During 1996, in contemplation of a debt issuance, TGS entered into swap agreements which effectively locked in the rate on the five-year US Treasury Bond at an average rate of 5.39% covering US$150 million. Such Treasury lock agreements were executed upon the issuance of the medium term notes on April 25, 1996 generating an approximate US$6 million gain which was deferred and is being amortized over the five year term of this issuance.

     CIESA had entered into interest rate swap agreements to mitigate fluctuations in LIBOR. Such agreements were terminated during 1996.

  (e) Assets pledged to secure loans:

     TGS has delivered 1.2 million face value of the Argentina Bond as collateral to secure a loan of approximately US$4.3 million to be extinguished with the amortization of such bond. Also, TGS committed to increase such collateral with additional bonds or other assets acceptable to the lender in the event that the market value of the bonds decreases by more than 5 percentage points from the initial discount of 8%.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. REGULATORY MATTERS

  (a) General aspects

     TGS's natural gas transportation business is regulated by Law No. 24,076, and by regulations issued by ENARGAS. Among other things, ENARGAS sets the basis for the calculation of tariffs, monitors and approves such tariffs. Current transportation tariffs are calculated in US dollars and converted into Argentine pesos as of the billing date pursuant to the Convertibility Law. The basic gas transportation tariffs charged by TGS were established upon the privatization and may be adjusted in the following cases: (i) semi-annually and automatically to reflect changes in the US producer price index -- industrial commodities -- ("PPI") and (ii) every five years by ENARGAS' review. Also, subject to ENARGAS approval, tariffs may be adjusted to reflect non recurring circumstances or tax changes, other than income tax.

     Effective January 1, 1996, transportation rates decreased by 0.16% as a result of a decline in the PPI. Effective July 1, 1996, PPI increased by 1.51%. There was no adjustment to transportation rates in January 1997, since the PPI remained unchanged.

     In connection with the rate review process that will be effective during each succeeding five-year period following the initial five-year period ending December 28, 1997, ENARGAS has issued a preliminary determination on such rules, and in July 1996 established the cost of capital for the calculation of the investment and efficiency factors. Such cost of capital was set at 11.3% per annum, and is a weighted average cost of capital, net of an estimated future annual inflation rate of 1.9%. The rate review process began on August 13, 1996, when TGS filed with ENARGAS an investment plan amounting to approximately US$117 million expected for the second five-year period commencing December 29, 1997. ENARGAS will release its initial proposal on rate adjustments on March 17, 1997, which will be submitted to the licensee companies for their consideration. ENARGAS is scheduled to set the final investment and efficiency factors on or before June 28, 1997.

     The gas processing segment is not regulated by ENARGAS, and as provided in the Transfer Contract, is organized as a division within TGS and maintains separate accounting information.

     The License stipulates, among other restrictions, that TGS may not assume debts of CIESA, or grant credit, encumber its assets or grant any other benefit to CIESA's creditors.

  (b) Mandatory Investment Program:

     As stipulated by the License, TGS is required to complete a mandatory, five-year investment plan which began in 1993 on its natural gas pipeline system totaling US$153 million, representing US$30.6 million per year. This mandatory investment plan is related to the operational capability and public safety of the pipeline system and includes, among others, cathodic protection, internal inspection and pipeline replacement and recoating. ENARGAS may in its judgment levy a fine equal to any amount not actually invested.

     ENARGAS has approved mandatory investments made by TGS during 1993, 1994 and 1995 and has reimbursed the deposits that were required as a guarantee for the completion of such investments, which were classified as "Other receivables" as of December 31, 1995.

     TGS' management believes it has fulfilled all the obligations related to mandatory investments for 1996. However, such investments are subject to the ENARGAS review and approval process, which is still pending as of the date of the issuance of these financial statements.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (c) Essential assets:

     A substantial portion of the assets transferred by GdE has been defined as essential for the performance of the gas transportation service. Therefore, TGS is required to segregate and maintain these assets, together with any future improvements, in accordance with certain standards defined in the License.

     TGS may not, for any reason, dispose of, encumber, lease, sublease or loan essential assets nor use such assets for purposes other than providing the licensed service without ENARGAS' prior authorization. Any expansion and improvement that TGS may make to the gas pipeline system after the takeover may only be encumbered to secure loans that have a term of more than one year to finance new expansions and improvements to the licensed service.

     Upon expiration of the License, TGS will be required to transfer to the Argentine Federal Government or its designee, the essential assets listed in the updated inventory as of the expiration date, free of any debt, encumbrance or attachment, receiving compensation equal to the lower of the following two amounts:

          a) The net book value of the essential assets determined on the basis of the price paid by the acquiring joint venture, and the original cost of subsequent investments carried in US dollars and adjusted by the PPI, net of accumulated depreciation.

          b) The net proceeds of a new competitive bidding.

7. CAPITAL STOCK AND DIVIDENDS

  (a) Capital Stock, General

     As of December 31, 1996, CIESA's stock subscribed, paid in and issued is composed of:

                                                                 NUMBER OF SHARES
                      CLASSES OF STOCK                        SUBSCRIBED AND PAID IN
                      ----------------                        ----------------------
Common shares, Ps. 1 nominal value, 1 vote per share
Class "A" shares............................................       190,802,668
Class "B" shares............................................       183,320,212
                                                                   -----------
                                                                   374,122,880
                                                                   ===========

     The Company was incorporated on December 14, 1992, with a capital of 12 and was registered with the Public Registry of Commerce on December 21, 1992.

  (b) Limitation of the Transfer of CIESA's Shares

     The Bid Package stipulates that prior authorization of ENARGAS shall be required in the following instances:

     - Transfer of Class "A" shares representing 51% of the common stock unless such transfer is made within companies belonging to the same economic group.

     - Sale of shares belonging to the technical operator reducing its holding to below 10% before eight years have elapsed since the Takeover Date. Such approval shall only be granted if the sale does not affect the quality of the licensed service. If approval is granted, the new technical operator shall comply with the minimum shareholding percentage in the Company.

     - When any shareholder of the Company has qualified due to the shareholders' equity, guarantee and/or technical background of its parent company and the latter sells its shares to other shareholders, or the current management is discontinued.

     - Any other corporate action implying a reduction in ownership interest.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (c) Limitation of the Transfer of TGS' Shares

     During its first five years, TGS may not reduce its capital, redeem its shares or distribute any part of its equity, except for the payment of dividends in accordance with the provisions of the Business Associations Law (No. 19,550). After this five-year period has elapsed, any reduction, redemption or distribution will require the prior authorization of ENARGAS.

     Prior approval of ENARGAS and the unanimous approval of CIESA's shareholders under subscribed agreements among them must be obtained for the transfer of TGS's common shares if such sale reduces CIESA's shareholding below 51% of TGS's capital stock. The Bid Package states that ENARGAS's approval will be granted, provided that:

     - The sale covers 51% of TGS's capital stock or, if the proposed transaction is not a sale, the act of reducing the shareholding will result in the acquisition of a shareholding of not less than 51% by another investor company ("the applicant").

     - The applicant provides evidence to the effect that the transaction will not impair the operating quality of the licensed service.

     - The existing technical operator, or a new technical operator approved by ENARGAS, holds the minimum required 10% of the applicant's shares and a technical assistance contract remains in force.

     The breach of any of the restrictions mentioned above shall result in the termination of the controlled company's License to operate as a carrier.

  (d) Sale of the Argentine Government's Stock

     The Argentine Government initially held a 27% shareholding in TGS represented solely by Class "B" shares. 25% of this shareholding was sold in 1994 through a local and international public offering. Outside Argentina, the shares were offered under the form of American Depositary Shares ("ADSs") representing five shares each. The ADSs issued in the United States of America are SEC registered and traded on the New York Stock Exchange ("NYSE"). The Government's remaining Class "B" shares, representing a 2% shareholding in TGS, were sold to local and foreign investors during 1996.

     TGS is obligated to maintain the authorization to offer its capital stock to the public and the corresponding authorization for the shares to be listed on the Argentine Republic's securities markets for a minimum period of fifteen years from the respective dates on which such authorizations were granted.

  (e) Employee Stock Purchase Program (ESPP)

     TGS's Class "C" shares, representing 3% of its capital stock, belong to the ESPP. This program benefits former employees of GdE transferred to TGS who remained employees of TGS as of the date the shares were transferred to them. The Argentine Government provided the awarding of the Class "C" shares at a sale price of 0.91 per share. The Class "C" shares may be converted to Class "B" shares once the acquisition price is fully paid. While the ESPP remains outstanding, neither the core business of TGS nor the proportions of the respective classes of outstanding shares may be altered unless the requirements set forth in this program are fully complied with.

     In addition, TGS's By-laws provide for the issuance of Profit Sharing Vouchers, as defined in Article 230 of Law No. 19,550, payable to all regular employees so as to distribute 0.25% of the net income of each year among them. An accrual for this expense has been recorded in "Other liabilities" account. Up to 50% of the income accruing on the vouchers can be used to pay off any outstanding debt, which has not been paid with the Class "C" shares' dividends distributed by TGS, for the purchase of the Class "C" shares.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (f) Dividend distributions

     CIESA's Board of Directors will propose to the Shareholders' meeting an annual cash dividend of 90,600 (0.24 per share) for fiscal year 1996, which includes interim dividends of 48,000 (0.13 per share) distributed based on first half of 1996 net income and approved by the Board of Directors on August 21, 1996.

  (g) Restrictions on Retained Earnings

     Under current Argentine legal requirements, 5% of net income per year has to be appropriated into a legal reserve until such reserve equals 20% of capital stock adjusted for inflation.

8. ENVIRONMENTAL MATTERS

     TGS's management believes that TGS's current operations are in substantial compliance with applicable laws and regulations relating to the protection of the environment. TGS's environmental policy is designed to comply with Argentine laws relating to hazardous waste and air quality. Under these laws, the principal hazardous substances generated by TGS consist of discarded casing oil, and those parts of the compressor station entry filters which are soaked in hydrocarbons.

     TGS has implemented a policy of reducing and treating hazardous substances. Consequently, during 1995 TGS completed a study of all the emissions produced by TGS, including gaseous, liquid and solid emissions, with a view toward quantitative and qualitative evaluation. The study covered all the compressor plants and maintenance bases, as well as the Cerri Complex, and extended along nearly 6,000 km (3,728 miles) of gas pipeline. Based on the results of the study, minor farm land remediation was required. Additionally, based on recommendations included in the study, TGS has proposed an environmental investment plan for the period 1997-2001 with a budget of approximately US$3 million.

9. LEGAL MATTERS

          (a) In April 1996, GdE filed a legal action seeking reimbursement from TGS of US$23 million paid by GdE under purchase orders issued in connection with two compressor plants. TGS has recorded such plants as property, plant and equipment valued at Ps. 4.8 million based on the replacement costs of similar compressor equipment. TGS has thoroughly answered the demand and is refusing the claim.

          (b) As of the date of issuance of these consolidated financial statements, GdE, directly or through ENARGAS, has not fulfilled the obligations set forth in the Transfer Agreement and in the License in connection with its responsibility for five years for the registering of easements relating to the pipeline system which have not been properly recorded and for related payments to property owners of any required royalties or fees. In order to fulfill its capital expenditures related to the system integrity and public safety required by the License, TGS is partially assuming such obligations and has filed a claim against GdE to recover the amounts paid.

              On October 7, 1996, the Executive Branch, through Decree No. 1,136/96, created a contribution fund, as provided for in the License, to assume GdE obligations for paying easements and any other compensation to land owners for an initial five-year period, beginning with privatization. ENARGAS has started managing the above mentioned fund, which is financed by a special charge included in the transportation rates and reimbursed to ENARGAS. TGS expects to recover the amounts paid related to such easements, which are classified as "Other receivables" as of December 31, 1996 and 1995.

          (c) In August 1994, the Tierra del Fuego Province increased the gross receipts tax from 3% to 4.5% and reduced it to 3.5% in May 1996. Also, effective July 1, 1996 the Neuquen Province increased the gross receipts tax from 2% to 3%.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

              In accordance with procedures stipulated in the License, TGS requested ENARGAS to provide a rate adjustment to recover the increased taxes. Recently, ENARGAS approved such rate increase which allows TGS to recover from its gas transportation customers the increase in the gross receipts tax. As a result, TGS net transportation revenues for the year ended December 31, 1996 include a Ps. 3.5 million increase reflecting such tariff adjustment.

          (d) In addition to the matters discussed above, TGS is a party to certain lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business.

     TGS's management believes that the final outcome of the lawsuits and proceedings discussed above will not have a material adverse effect on TGS's financial position and results of operations.

10. BALANCES AND TRANSACTIONS WITH RELATED COMPANIES

     TGS's principal transactions with related parties are payments under the technical assistance agreement entered into by TGS with the technical operator, EPCA, in compliance with the provisions of the Bid Package and the Transfer Contract, whereby EPCA is to provide technical advisory services which include services related to, among others, the operation of the gas transportation system, the gas processing facilities and related facilities and equipment, the replacement and renovation of facilities to ensure that the performance of the system is in conformity with international standards and compliance with the environmental standards. For these services, TGS pays a monthly fee based on the higher of a percentage of certain defined income of TGS or a specified fixed annual amount. The term of the contract is for eight years from December 28, 1992, and may be renewed upon expiration for additional eight-year periods. Fees to the technical operator amounted to 20,237, 19,217 and 20,138 for the years ended December 31, 1996, 1995 and 1994, respectively. Also, EPCA billed TGS 2,170, 2,702 and 2,819 for salaries and expenses paid to personnel working for TGS during the years ended December 31, 1996, 1995, and 1994, respectively. Related accounts payable to EPCA amounted to 1,866 and 1,844 as of December 31, 1996 and 1995, respectively. Also, Com-Ing S.A., a PC subsidiary, billed 3,423 and 915 during the years ended December 31, 1996 and 1995 in connection with telecommunications projects. Unpaid related amounts at such dates were 46 and 1,107, respectively. In addition, SADE Ingenieria y Construcciones S.A., a PC subsidiary, provided services in connection with the construction of certain facilities amounting to 5,862 and 11,220 during the years ended December 31, 1995 and 1994, respectively.

11. OTHER FINANCIAL STATEMENT INFORMATION

     The following tables present additional financial statement disclosures required under Argentine GAAP. This information is not required as part of the basic financial statements under accounting principles generally accepted in the United States of America ("US GAAP"); however, certain of these tables substantially duplicate the schedule requirements of the SEC.

          (a) Property, plant and equipment

          (b) Intangible assets

        (c) Investments

          (d) Foreign currency assets and liabilities

          (e) Expenses incurred

          (f) Detail of maturities of cash investments, accounts receivables and liabilities

     In addition, section (g) provides condensed individual financial statements of the parent company (CIESA) as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(a) PROPERTY, PLANT AND EQUIPMENT

                                                                                    1996
                                         ------------------------------------------------------------------------------------------
                                                                 ORIGINAL COST                                  DEPRECIATION
                                         -------------------------------------------------------------   --------------------------

                                                                                                         ACCUMULATED
                                         BEGINNING                                             END       AT BEGINNING
              MAIN ACCOUNT                OF YEAR     ADDITIONS   RETIREMENT    TRANSFERS    OF YEAR       OF YEAR      RETIREMENTS
              ------------               ----------   ---------   -----------   ---------   ----------   ------------   -----------
Real property...........................     52,472         --          341        1,644        53,775       4,158             --
Assets related to the gas transportation
 service................................  1,385,781         13        1,599       43,531     1,427,726      67,781          1,599
Assets related to the gas processing
 service................................    110,444          7           --        1,509       111,960      16,331             --
Vehicles................................     17,572         99        1,308        1,575        17,938       5,129          1,250
Furniture, hardware, software and
 industrial tools.......................      9,714        670           --        7,912        18,296       2,769             --
                                         ----------   --------      -------      -------    ----------     -------        -------
 Subtotal...............................  1,575,983        789        3,248       56,171     1,629,695      96,168          2,849
Line pack...............................      5,297         --           --           --         5,297         352             --
Work in progress........................     29,048     53,007(1)        --      (38,335)       43,700          --             --
Materials...............................     30,701     29,671        4,997      (17,816)       37,559          --             --
                                         ----------   --------      -------      -------    ----------     -------        -------
 Total 1996.............................  1,641,029     83,467        8,245           --     1,716,251      96,520          2,849
                                         ==========   ========      =======      =======    ==========     =======        =======
 Total 1995.............................  1,552,410    107,789       19,170           --     1,641,029      67,625         11,436
                                         ==========   ========      =======      =======    ==========     =======        =======
 Total 1994.............................  1,372,650    187,542        7,782           --     1,552,410      33,831          3,031
                                         ==========   ========      =======      =======    ==========     =======        =======

                                                               1996                            1995         1994
                                          -----------------------------------------------   ----------   ----------
                                                     DEPRECIATION
                                          ----------------------------------
                                              EXPENSES FOR
                                                THE YEAR         ACCUMULATED
                                          ---------------------  AT THE END       NET          NET          NET
              MAIN ACCOUNT                AMOUNT       RATE%       OF YEAR     BOOK VALUE   BOOK VALUE   BOOK VALUE
              ------------                -------   -----------  -----------   ----------   ----------   ----------
Real property...........................    1,516    2.2 and 5       5,674         48,101       48,314       47,129
Assets related to the gas transportation
 service................................   31,648       2.2         97,830      1,329,896    1,318,000    1,224,804
Assets related to the gas processing
 service................................    5,560        5          21,891         90,069       94,113       97,904
Vehicles................................    2,399    6.7 to 50       6,278         11,660       12,443       13,351
Furniture, hardware, software and
 industrial tools.......................    3,023   11.5 and 20      5,792         12,504        6,945        3,394
                                          -------                 --------     ----------   ----------   ----------
 Subtotal...............................   44,146                  137,465      1,492,230    1,479,815    1,386,582
Line pack...............................      118       2.2            470          4,827        4,945        4,878
Work in progress........................       --       --              --         43,700       29,048       64,902
Materials...............................       --       --              --         37,559       30,701       28,423
                                          -------                 --------     ----------   ----------   ----------
 Total 1996.............................   44,264                  137,935      1,578,316
                                          =======                 ========     ==========
 Total 1995.............................   40,331                   96,520                   1,544,509
                                          =======                 ========                  ==========
 Total 1994.............................   36,825                   67,625                                1,484,785
                                          =======                 ========                               ==========

---------------

(1) Includes advances to suppliers for 1,444.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(b) INTANGIBLE ASSETS

                                                                        1996
                                     --------------------------------------------------------------------------
                                                     ORIGINAL COST                          AMORTIZATION
                                     ---------------------------------------------   --------------------------

                                                                                     ACCUMULATED
                                     BEGINNING                             END OF    AT BEGINNING
           MAIN ACCOUNT               OF YEAR    ADDITIONS   RETIREMENTS    YEAR       OF YEAR      RETIREMENTS
           ------------              ---------   ---------   -----------   -------   ------------   -----------
Organization and pre-operating
  costs, cancellation costs of
  commitments assumed under the
  Transfer Contract and other
  costs(1).........................   $30,987      $487        $    --     $31,474      $2,566         $  --
Costs of setting up the 1993 Global
  Program and the First issuance of
  Medium Term Notes thereunder(2)..     2,993        --             --       2,993       1,175            --
                                      -------      ----        -------     -------      ------         -----
    Total 1996.....................   $33,980      $487        $    --     $34,467      $3,741         $  --
                                      =======      ====        =======     =======      ======         =====
    Total 1995.....................   $33,197      $783        $    --     $33,980      $2,334         $  --
                                      =======      ====        =======     =======      ======         =====
    Total 1994.....................   $34,437      $807        $(2,047)    $33,197      $1,010         $(515)
                                      =======      ====        =======     =======      ======         =====

                                                        1996                        1995       1994
                                     ------------------------------------------   --------   --------
                                              AMORTIZATION
                                     -------------------------------
                                       EXPENSES FOR
                                        THE YEAR(3)      ACCUMULATED
                                     -----------------   AT THE END    NET BOOK   NET BOOK   NET BOOK
           MAIN ACCOUNT              AMOUNT    RATE %      OF YEAR      VALUE      VALUE      VALUE
           ------------              -------   -------   -----------   --------   --------   --------
Organization and pre-operating
  costs, cancellation costs of
  commitments assumed under the
  Transfer Contract and other
  costs(1).........................  $  918      2.8       $3,484      $27,990    $28,421    $28,482
Costs of setting up the 1993 Global
  Program and the First issuance of
  Medium Term Notes thereunder(2)..     636       20        1,811        1,182      1,818      2,381
                                     ------                ------      -------    -------    -------
    Total 1996.....................  $1,554                $5,295      $29,172
                                     ======                ======      =======
    Total 1995.....................  $1,407                $3,741                 $30,239
                                     ======                ======                 =======
    Total 1994.....................  $1,839                $2,334                            $30,863
                                     ======                ======                            =======

---------------

(1) Includes the cost of the Voluntary Retirement Program of 1993, accepted by 463 employees, for approximately 12,122.
(2) See Note 5.b).
(3) Included in Other income (expense) net.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(c) INVESTMENTS

                                                                       1996                 1995
                                                            --------------------------   ----------
                                                            COST ADJUSTED
                                                                 FOR
                                                              INFLATION     BOOK VALUE   BOOK VALUE
                                                            -------------   ----------   ----------
CURRENT INVESTMENTS
Bank deposits in local currency...........................     13,367         13,505        9,066
Bank deposits in foreign currency.........................     31,481         31,812       58,362
Argentina Bond............................................      4,400          4,400        3,300
                                                               ------         ------       ------
          Total current investments.......................     49,248         49,717       70,728
                                                               ------         ------       ------
NON CURRENT INVESTMENTS
Argentina Bond............................................      2,300          2,300        6,700
                                                               ------         ------       ------
          Total noncurrent investments....................      2,300          2,300        6,700
                                                               ------         ------       ------
                                                               51,548         52,017       77,428
                                                               ======         ======       ======

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(d) FOREIGN CURRENCY ASSETS AND LIABILITIES

                                                        1996                             1995
                                        ------------------------------------   -------------------------
                                           FOREIGN                                FOREIGN
                                           CURRENCY                  AMOUNT       CURRENCY       AMOUNT
                                          AND AMOUNT     EXCHANGE   IN LOCAL     AND AMOUNT     IN LOCAL
                                        (IN THOUSANDS)     RATE     CURRENCY   (IN THOUSANDS)   CURRENCY
                                        --------------   --------   --------   --------------   --------
                                                 ASSETS
CURRENT ASSETS
  Cash................................   US$       344     1.00          344    US$       842        842
  Investments.........................   US$    36,212     1.00       36,212    US$    61,662     61,662
  Trade receivables...................   US$     2,519     1.00        2,519    US$     1,135      1,135
  Other receivables...................   US$        24     1.00           24    US$     5,925      5,925
                                                                     -------                     -------
                                                                      39,099                      69,564
                                                                     -------                     -------
NONCURRENT ASSETS
  Property, plant and equipment --work
     in progress
     Advances to suppliers............   US$       205     1.00          205    US$       213        213
                                          --        --       --           --     DM       342        238
  Investments.........................   US$     2,300     1.00        2,300    US$     6,700      6,700
                                                                     -------                     -------
                                                                       2,505                       7,151
                                                                     -------                     -------
                                                                      41,604                      76,715
                                                                     =======                     =======
                                              LIABILITIES
CURRENT LIABILITIES
  Initial debt assumed under the
     Transfer Contract................   US$    61,226     1.00       61,226    US$    80,498     80,498
  Accounts payable....................   US$       124     1.00          124    US$     2,139      2,139
                                          --        --       --           --     DM        27         19
  Loans...............................   US$   363,563     1.00      363,563    US$   408,056    408,056
  Other liabilities...................   US$        43     1.00           43               --
                                                                     -------                     -------
                                                                     424,956                     490,712
                                                                     -------                     -------
NONCURRENT LIABILITIES
  Initial debt assumed under the
     Transfer Contract................    --        --       --           --    US$    56,599     56,599
     Loans............................   US$   391,485     1.00      391,485    US$   266,971    266,971
                                                                     -------                     -------
                                                                     391,485                     323,570
                                                                     -------                     -------
                                                                     816,441                     814,282
                                                                     =======                     =======

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(e) EXPENSES INCURRED

                                                     1996                          1995      1994
                                -----------------------------------------------   -------   -------
                                OPERATING   ADMINISTRATIVE   SELLING
           ACCOUNT                COSTS        EXPENSES      EXPENSES    TOTAL     TOTAL     TOTAL
           -------              ---------   --------------   --------   -------   -------   -------
Compensation to Directors and
  Statutory Audit Committee...        --           167           --         167       182       194
Salaries, wages and other
  contributions...............    15,294         5,785          957      22,036    24,497    26,877
Social security taxes.........     7,335         3,220          338      10,893    13,891    13,929
Other employee benefits.......     2,563         1,138           89       3,790     6,499     6,424(1)
Depreciation of property,
  plant and equipment.........    42,790         1,474           --      44,264    40,331    36,825
Operating expenses, materials,
  supplies and repairs........    11,971         1,868          134      13,973    18,310    17,818(2)
Technical assistance,
  licensee, and other fees....    20,611         1,126           47      21,784    18,779    21,859
Insurance.....................     2,293           148           --       2,441     3,342     4,063
Taxes and contributions.......       813           101           --         914       687       918
General expenses..............       886         1,545          138       2,569     2,263     2,930(1)
                                 -------        ------        -----     -------   -------   -------
Total 1996....................   104,556        16,572        1,703     122,831
                                 =======        ======        =====     =======
Total 1995....................   107,585        19,020        2,176               128,781
                                 =======        ======        =====               =======
Total 1994....................   106,548        22,308        2,981                         131,837
                                 =======        ======        =====                         =======

---------------

(1) Includes a reclassification of 2,190 from general expenses to other employee benefits, for comparative purposes with 1996 and 1995 amounts.

(2) Includes the effect of the initial stock for the period of liquids in the General Cerri Complex for 225.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(f) DETAIL OF MATURITIES OF CASH INVESTMENTS, ACCOUNTS RECEIVABLES AND LIABILITIES (AS STIPULATED BY GENERAL RESOLUTION NO. 284 OF THE CNV)

                                                    CASH           ACCOUNTS                    OTHER
                                               INVESTMENTS(1)   RECEIVABLES(2)   DEBT(3)   LIABILITIES(4)
                                               --------------   --------------   -------   --------------
Without specified maturity...................          --            2,643            --           --
With specified maturity
  * Past due
     From 10-01-96 to 12-31-96...............          --            1,012            --           --
     From 07-01-96 to 09-30-96...............          --               --            --           --
     From 04-01-96 to 06-30-96...............          --               --            --           --
     From 01-01-96 to 03-31-96...............          --               54            --           --
     Until 12-31-95..........................          --              153            --           --
                                                   ------           ------       -------       ------
          Total past due.....................          --            1,219            --           --
                                                   ------           ------       -------       ------
  * Non-due
     From 01-01-97 to 03-31-97...............      45,317           48,596        19,198       41,138
     From 04-01-97 to 06-30-97...............          --               --        39,503       20,135
     From 07-01-97 to 09-30-97...............          --               --       106,724           --
     From 10-01-97 to 12-31-97...............          --               --       265,026           --
     During 1998.............................          --               --       221,904           --
     During 1999.............................          --               --        14,945           --
     During 2000.............................          --               --         2,502           --
     During 2001.............................          --               --       150,425           --
                                                   ------           ------       -------       ------
          Total non-due......................      45,317           48,596       820,227       61,273
                                                   ------           ------       -------       ------
          Total with specified maturity......      45,317           49,815       820,227       61,273
                                                   ------           ------       -------       ------
          Total..............................      45,317           52,458       820,227       61,273
                                                   ======           ======       =======       ======

---------------

(1) Bears fixed interest rate.

(2) Includes trade and other receivables. Non-due amounts bear no interest.

(3) Includes loans and initial debt assumed under the Transfer Contract, except for debt issuance discounts, the cash received from the contract settlement of the Treasury lock related to the First Issuance of debt notes under the 1996 Global Program and advanced interests and fees. Considering the swap agreements (see note 5.d), approximately 68% of the outstanding principal debt bears fixed interest rate.

(4) Includes liabilities other than debt, which bear no interest.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(g) CONDENSED INDIVIDUAL FINANCIAL STATEMENTS OF THE PARENT COMPANY
    (CIESA)

   STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                            1996          1995          1994
                                                         -----------   -----------   -----------
Equity in earnings of investee.........................      114,652       126,725       133,034
Administrative expenses................................         (321)         (387)         (264)
Other expenses.........................................           --            --          (377)
Net financial (expense) income.........................      (21,101)       (8,502)        2,106
                                                         -----------   -----------   -----------
Net income.............................................       93,230       117,836       134,499
Preferred stock dividends..............................           --            --        (6,428)
                                                         -----------   -----------   -----------
Net income attributable to common stock................       93,230       117,836       128,071
                                                         ===========   ===========   ===========
Earnings per common share (Note 2.g)...................         0.25          0.31          0.36
Average number of common shares........................  374,122,880   374,122,880   359,522,880

                BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995

                           ASSETS
                                                               1996       1995
                                                              -------    -------
Cash........................................................      224        102
Investments.................................................       --      4,946
Other receivables...........................................        2         22
                                                              -------    -------
          Total current assets..............................      226      5,070
                                                              -------    -------
Investments (equity method).................................  744,779    735,795
                                                              -------    -------
          Total noncurrent assets...........................  744,779    735,795
                                                              -------    -------
          Total assets......................................  745,005    740,865
                                                              =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Loans.......................................................  226,048    214,813
Other liabilities...........................................      100         25
                                                              -------    -------
          Total current liabilities.........................  226,148    214,838
                                                              -------    -------
          Total liabilities.................................  226,148    214,838
                                                              -------    -------
Shareholders' equity........................................  518,857    526,027
                                                              -------    -------
          Total liabilities and shareholders' equity........  745,005    740,865
                                                              =======    =======

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                  STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                        DECEMBER 31, 1996, 1995 AND 1994

                                                                1996        1995        1994
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................    93,230     117,836     134,499
  Reconciliation of net income to cash provided by operating activities
     Amortization of intangibles assets.....................        --          --         377
     Equity in earnings of investee.........................  (114,652)   (126,725)   (133,034)
     Dividends from equity investment.......................   105,668     110,522      68,099
  Changes in assets and liabilities
     Other receivables......................................        20         (22)         --
     Other liabilities......................................        75        (113)        (49)
     Interest payable and others............................     3,470      (8,706)     (5,969)
                                                              --------    --------    --------
          Cash flows from operating activities..............    87,811      92,792      63,923
                                                              --------    --------    --------
CASH FLOWS USED IN FINANCING ACTIVITIES
  Proceeds from loans.......................................   217,965          --     224,149
  Common dividends paid.....................................  (100,400)    (95,342)    (63,317)
  Preferred dividends paid..................................        --          --     (16,933)
  Payments of loans.........................................  (215,000)         --     (50,123)
  Net increase in short term debt(1)........................     4,800          --          --
  Preferred shares redemption...............................        --          --    (150,368)
                                                              --------    --------    --------
          Cash flows used in financing activities...........   (92,635)    (95,342)    (56,592)
                                                              --------    --------    --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............    (4,824)     (2,550)      7,331
  Cash and cash equivalents at beginning of year............     5,048       7,598         267
                                                              --------    --------    --------
  Cash and cash equivalents at end of year..................       224       5,048       7,598
                                                              ========    ========    ========

(1) Less than three months maturity

12. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES FOLLOWED BY THE COMPANY AND US GAAP

     The accompanying financial statements have been prepared in accordance with Argentine GAAP which differs in certain respects from US GAAP.

     The significant differences have been reflected in the financial information provided below and principally relate to the following items:

  (a) Restatements of Financial Statements for General Price-Level Changes

     As described in Note 2.a) effective September 1, 1995, the restatement for inflation methodology was discontinued, maintaining the effects of inflation accounted for in prior periods. The discontinuance of inflation accounting is in compliance with Argentine GAAP, provided that the annual variation in the GLWPI does not exceed 8%.

     Under US GAAP, account balances and transactions are stated in the units of currency of the period when the transactions originated. This accounting model is commonly known as the historical cost basis of

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

accounting. SEC rules establish that foreign private issuers that prepare their financial statements in a reporting currency that comprehensively includes the effects of price level changes are not required to eliminate such effects in the reconciliation to US GAAP. Therefore, the US GAAP reconciliation of net income and shareholders' equity shown in paragraph g) does not reflect the effect of the general-price level restatement as a difference.

  (b) Income Taxes

     Argentine GAAP income tax expense is based upon the estimated current income tax liability to the DGI. When income and expense recognition for income tax purposes does not occur in the same period as income and expense recognition for financial statement purposes, the recording of the resultant differences is not a common practice among Argentine corporations. Under US GAAP, Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" requires the liability method be used to account for deferred taxes. Under this method, deferred tax assets and liabilities are recorded based on anticipated tax consequences attributable to differences between financial statements carrying amounts of assets and liabilities and their respective tax bases. Under current Argentine tax regulations, the effects of inflation are not included in the determination of taxable income nor in the tax basis of assets or liabilities. Accordingly, the net deferred tax liability included in the US GAAP reconciliation includes the effects of inflation on nonmonetary assets.

  (c) Intangible Assets

     Under Argentine GAAP, costs such as organization and preoperating expenses, costs associated with voluntary retirement programs and cancellation costs of commitments assumed or incurred in the acquisition and start-up of a privatized company, may be deferred an amortized over the resultant period of benefit. US GAAP Accounting Principles Board Opinion No. 16 ("APB 16") "Business Combinations," provides that, for the acquisition of stock or assets under the purchase method, the cost of an acquired company should be allocated to the assets acquired and liabilities assumed. The only difference between US and Argentine GAAP related to qualifying liabilities assumed is that for Argentine GAAP the offsetting purchase price is allocated to intangible assets and for US GAAP the offsetting purchase price is allocated to the acquired assets which, in this case, is property, plant and equipment.

     Therefore, the US GAAP, reconciliation of net income and shareholders' equity shown in paragraph (g) does not reflect any differences related to assumed liabilities in the acquisition of the capital stock of TGS.

  (d) Vacation Accrual

     Under Argentine GAAP, there are no specific requirements governing the recognition of the accrual for vacations. The acceptable practice in Argentina is to charge vacations to expense when taken and to accrue only the amount of vacation in excess of the normal remuneration. Under US GAAP, vacation expense is fully accrued in the period the employee renders service to earn such vacation.

  (e) Valuation of Property, Plant and Equipment

     Under Argentine GAAP transferred assets were valued as described in Note 2.j). Under US GAAP, APB 16 provides the guidance for the valuation of property, plant and equipment in connection with an acquisition. As CIESA acquired 70% of the capital stock of TGS, the fixed assets transferred should have been valued at the price effectively paid for such 70%, plus the inflation adjusted historical cost carried by GdE for the remaining 30%. The condition of GdE's books and records (specifically that no separate financial statements or financial information was kept with respect to transportation operations or the operation of assets transferred to TGS) and the unavailability of any 1992 GdE financial information made it impossible to

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

determine historical cost. Based on information maintained by the Argentine Government Public Notary, TGS's management believes that the fair value of the transferred assets recorded on its books was significantly below the 1991 GdE historical book values brought forward to 1992 and restated in constant Argentine pesos at the Transfer Date adjusted for applying purchase accounting for the transaction under APB 16. Part of the acquisition price for the TGS's capital stock included a fixed face value of bonds issued by the Argentine Government. At the offer for bids in 1992, the Argentine Government fixed a discount rate on such bonds in determining the total purchase price and as the ultimate basis used in assigning the book values to the fixed assets. On the date of payments the market value of such bonds were generally below the values fixed by the Argentine Government. As required by US GAAP under APB 16, the cost of an asset is the fair value of assets distributed. Accordingly, CIESA's investment in TGS and CIESA's interest in the underlying assets have been adjusted by the difference in the fixed versus fair value of such bonds. Therefore no adjustment has been recorded in the US GAAP reconciliation related to the valuation of property, plant and equipment except for the effects of applying purchase accounting to CIESA in valuing the bonds, under APB 16 as discussed above.

     In addition, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," establishes new accounting standards for measuring the impairment of long-lived assets. For purposes of such measurement, TGS's management believes that estimates of future cash flows by group, based on reasonable assumptions that represent the best estimate of the cash flows expected to result from their use, show that no impairment loss has to be recognized.

  (f) Regulatory Matters

     As explained in Note 6, TGS provides the public service of natural gas transportation through the southern gas pipeline system and is therefore subject to the regulatory control of ENARGAS.

     Argentine Law No. 24,076 (the Natural Gas Act) and its regulatory decree (No. 1,738/92) state that TGS's tariffs shall provide an opportunity to collect revenues sufficient to recover all proper operating costs reasonably applicable to the service, taxes, depreciation and a reasonable rate of return, which shall be similar to the return in businesses having equivalent or comparable risks, and shall be related to the degree of efficiency and satisfactory performance of the services.

     The License states that the new maximum tariffs will be established every five years calculated by applying the existing tariff to an investment factor and efficiency factor. As described in Note 6.a) ENARGAS has not yet issued a complete and definitive set of regulations related to the tariff revision process, nor the criteria for determining the accounting rules to be followed by TGS for regulatory purposes, including the rules on allocation of costs by activity, area and type of consumers.

     If applicable, SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71") would allow a company to capitalize all or part of incurred costs that would otherwise be charged to expense if it is probable that future revenue will result from the inclusion of those costs in the rate-making process, and will be provided to permit recovery of the incurred cost rather than to provide for expected levels of similar future costs. Additionally, if rates are based on allowable costs that include an allowance for the cost of funds used during construction (consisting of an equity component and a debt component), a company should capitalize and increase net income by the amount used for rate-making purposes, rather than capitalizing interest in accordance with SFAS No. 34 "Capitalization of Interest Cost".

     However based on current discussions with ENARGAS, TGS's management believes that the tariff adjustments would not be based on TGS's cost of providing services. Consequently, SFAS No. 71 would not be applicable.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (g) Partial Reconciliation of Consolidated Net Income and Shareholders' Equity to US GAAP

     The following is a partial reconciliation, as permitted by the SEC, of net income for the years ended December 31, 1996, 1995 and 1994 and shareholders' equity as of December 31, 1996 and 1995 which would be required if US GAAP had been applied instead of Argentine GAAP in the accompanying financial statements.

     These adjustments have been calculated based on financial information restated to reflect changes in the Argentine general wholesale price index as described in Note 2.a) and may not reflect the adjustments necessary to conform with US GAAP under the historical cost basis of accounting required by the SEC for US registrants.

                                                             1996          1995          1994
                                                          -----------   -----------   -----------
Net income in accordance with Argentine GAAP............       93,230       117,836       128,071
US GAAP adjustments -- Increases (Decreases) due to:
  Provision for vacation accrual........................          504            --            --
  Deferred income taxes.................................      (12,851)      (33,628)      (39,556)
  Change in minority interest...........................        2,450         7,257         8,369
  Others, not individually significant..................        1,031         1,031         1,031
                                                          -----------   -----------   -----------
Approximate net income in accordance with US GAAP.......       84,364        92,496        97,915
                                                          ===========   ===========   ===========
Earnings per common share (Note 2.g):
  Amounts per accompanying financial statements.........         0.25          0.31          0.36
  Approximate amounts under US GAAP.....................         0.23          0.25          0.27
  Average number of common shares.......................  374,122,880   374,122,880   359,522,880
                                                          ===========   ===========   ===========

                                                               1996       1995
                                                              -------    -------
Shareholders' equity in accordance with Argentine GAAP......  518,857    526,027
US GAAP adjustments -- (Decreases) Increases due to:
  Adjustment for difference in market value and Government
     parity of acquisition Bonds, net.......................  (32,116)   (33,147)
  Provision for vacation accrual............................   (2,226)    (2,730)
  Deferred income taxes.....................................  (92,833)   (79,982)
  Change in minority interest...............................   20,391     17,941
                                                              -------    -------
Approximate shareholders' equity in accordance with US
  GAAP......................................................  412,073    428,109
                                                              =======    =======

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (h) Other significant US GAAP Disclosure Requirements

     The following represents additional financial statement disclosures required under US GAAP.

(1) DEFERRED INCOME TAXES:

     The following table presents the components of the Company's deferred income tax balances at year end.

                                                               1996       1995
                                                              -------    -------
DEFERRED TAX ASSETS
  Adjustment for difference in market value and Government
     parity of acquisition Bonds............................   15,755     14,151
  Vacation accrual..........................................      735        819
     CIESA's tax loss carryforward(*).......................       --         --
                                                              -------    -------
                                                               16,490     14,970
                                                              =======    =======

(*) Tax loss carryforward is not recognized, since it is offset by a valuation allowance of 16,283 and 8,376 for 1996 and 1995, respectively.

                                                               1996       1995
                                                              -------    -------
DEFERRED TAX LIABILITIES
  Difference between tax and accounting basis of property,
     plant and equipment....................................   56,217     48,705
  Intangible assets for accounting purposes.................    9,237      8,526
  Investment in TGS.........................................   27,087     22,905
  Intangible assets and debt issuance costs.................    1,027        665
                                                              -------    -------
                                                               93,568     80,801
                                                              -------    -------
          Net deferred tax liability........................  (77,078)   (65,831)
                                                              =======    =======

                                                              1996     1995     1994
                                                             ------   ------   ------
Income tax at statutory tax rate on pretax income in
  accordance with US GAAP..................................  71,512   71,295   74,744
Assets tax.................................................      --       --   (3,596)
Tax amnesty program........................................      --    3,273       --
Change in statutory tax rate...............................   7,998       --       --
Book vs. tax basis difference of CIESA's investment in
  TGS......................................................   1,892    9,439   11,715
Restatement in constant money(*)...........................      --   10,381   13,801
CIESA's tax loss (valuation allowance).....................   7,069    5,572    1,325
Others, not individually significant.......................  (2,820)  (1,861)  (1,831)
                                                             ------   ------   ------
  Approximate income tax expense under US GAAP.............  85,651   98,099   96,158
                                                             ======   ======   ======

(*) Effect of differences due to price level adjustment for tax and financial reporting purposes on net worth and minority interest captions.

                    COMPANIA DE INVERSIONES DE ENERGIA S.A.
                             AND CONTROLLED COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

     US GAAP requires disclosure of the estimated fair value of financial instruments. As of December 31, 1996 and 1995, the carrying amounts of certain financial instruments used by CIESA and TGS including cash, cash equivalents, receivables, payables and short term borrowings are representative of fair value because of the short term maturity of these instruments.

     The fair value of the derivatives financial instruments, which represents the estimated net amount that TGS would pay to terminate the agreements at year end as provided by the financial institutions which are the counterparties to the swaps, is not significant. The estimated fair value of long term debt, which is based on quoted market prices for the same or similar issues or on current rates available to TGS for debt of the same remaining maturities, is representative of its carrying amounts except for the EMTN and the first issuance under the 1996 Global Program, as set forth below:

                                                                         DECEMBER 31,
                                                              -----------------------------------
                                                                    1996               1995
                                                              ----------------   ----------------
                                                              CARRYING   FAIR    CARRYING   FAIR
                                                               AMOUNT    VALUE    AMOUNT    VALUE
                                                              --------   -----   --------   -----
                                                                     (IN MILLIONS OF US$)
EMTN and first issuance under the 1996 Global Program.......   349.7     361.3    199.6     193.3

     Credit risk associated with interest rate swaps is related to the ability of the counterparties to meet the term of the contracts. However, counterparties are investment grade financial institutions and, accordingly, TGS does not anticipate non-performance by third-parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 1997.

                                          ENRON GLOBAL POWER & PIPELINES L.L.C.

                                          By:       /s/ PAULA H. RIEKER
                                            ------------------------------------
                                                      Paula H. Rieker
                                             Vice President and Chief Financial
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

                  SIGNATURE                                          TITLE
                  ---------                                          -----

             /s/ RODNEY L. GRAY                  Chairman and Chief Executive Officer and
---------------------------------------------      Director (Principal Executive Officer)
               Rodney L. Gray

             /s/ PAULA H. RIEKER                 Vice President and Chief Financial Officer
---------------------------------------------      (Principal Financial and Accounting
               Paula H. Rieker                     Officer)

           JAMES V. DERRICK, JR.*                Director
---------------------------------------------
           James V. Derrick, Jr.*

              REBECCA P. MARK*                   Director
---------------------------------------------
              Rebecca P. Mark*

              BRENT SCOWCROFT*                   Director
---------------------------------------------
              Brent Scowcroft*

           EDMUND P. SEGNER, III*                Director
---------------------------------------------
           Edmund P. Segner, III*

              GEORGE S. SLOCUM*                  Director
---------------------------------------------
              George S. Slocum*

             THOMAS C. THEOBALD*                 Director
---------------------------------------------
             Thomas C. Theobald*

           *By: /s/ K. WADE CLINE
---------------------------------------------
                K. Wade Cline
  (Attorney-in-fact for persons indicated)

                               INDEX TO EXHIBITS

                 EXHIBIT
                     NO. DESCRIPTION
                 ------- -----------
          4.1+           -- U.S.$220,000,000 Term Loan Agreement and First Amendment
                            to Term Loan Agreement dated as of May 15, 1996, among
                            CIESA, the Initial Lenders named therein, Societe
                            Generale, Banco Supervielle Societe Generale and Goldman,
                            Sachs & Co., as Arrangers, the Managing Agents named
                            therein and the Administrative Agent named therein.
         10.30+          -- Second Amendment to Compensation Agreement dated
                            effective as of February 14, 1997, among EI, EPP and
                            Rodney L. Gray.
         21.1+           -- List of subsidiaries of EPP.
         23.1+           -- Consent of Arthur Andersen LLP.
         23.2+           -- Consent of Pistrelli, Diaz y Asociados.
         24.1+           -- Powers of Attorney.