Form 10-Q
period 1997-03-31
ENRON GLOBAL POWER & PIPELINES LLC
filed 1997-05-07
CIK 931583

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ------------------


                                   FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  x     No

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:


             Class                         Outstanding as of April 30, 1997
          -----------                      --------------------------------
          Common Shares                           25,981,934 shares
                                                  ----------

================================================================================

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Statements of Income - Three Months Ended
                     March 31, 1997 and 1996 . . . . . . . . . . . . . . .  1

                 Consolidated Balance Sheets - March 31, 1997
                     and December 31, 1996 . . . . . . . . . . . . . . . .  2

                 Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 1997 and 1996  . . . . .  3

                 Consolidated Statements of Changes in Shareholders'
                     Equity - Three Months Ended March 31, 1997  . . . . .  4

                 Notes to Consolidated Financial Statements  . . . . . . .  5


         Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations . . . . . . . . . 10

PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote
                     of Security Holders . . . . . . . . . . . . . . . . . 18

         Item 5. Other Matters . . . . . . . . . . . . . . . . . . . . . . 18

         Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 18

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
----------------------------------------------------------------------------------
                                                          1997             1996
----------------------------------------------------------------------------------
                                                                        (RESTATED)
Technical Assistance Fees                               $   2,896        $   2,505
Equity in Earnings of Unconsolidated Subsidiaries:
  Pipeline Operations                                       8,064            8,855
  Power Operations                                          4,417            3,525
                                                        --------------------------
Equity in Earnings and Technical Assistance Fees           15,377           14,885
General and Administrative Expenses                        (1,679)          (1,597)
Taxes Other Than Income                                      (105)            (143)
Interest Expense                                           (1,080)              (1)
Interest Income                                             1,166              325
Other Income (Expense), Net                                   957             (736)
                                                        --------------------------
Income Before Income Taxes                                 14,636           12,733
Income Tax Benefit (Expense)                                3,372           (1,212)
                                                        --------------------------
Net Income                                              $  18,008        $  11,521
                                                        ==========================
Net Income Per Common Share                             $    0.72        $    0.48
                                                        ==========================
Average Number of Common Shares Used in Computation        24,848           23,950
                                                        ==========================


  The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   MARCH 31,     DECEMBER 31,
                                                                                     1997            1996
-------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
                                    ASSETS
Current Assets
  Cash and cash equivalents                                                        $  44,717        $  24,582
  Accounts receivable                                                                  8,008            6,301
  Dividends receivable                                                                14,639               --
  Current portion of notes receivable                                                  1,432            1,394
  Other current assets                                                                   651              404
                                                                                   --------------------------
      Total Current Assets                                                            69,447           32,681
                                                                                   --------------------------
Investments in and Advances to Unconsolidated Subsidiaries                           274,672          298,530
Notes Receivable                                                                      22,421           12,111
Other                                                                                  1,321              521
                                                                                   --------------------------
           Total Assets                                                            $ 367,861        $ 343,843
                                                                                   ==========================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                                 $  14,949        $  11,277
  Accrued taxes                                                                        1,318            1,488
  Current portion of note payable                                                         --           36,583
                                                                                   --------------------------
      Total Current Liabilities                                                       16,267           49,348
                                                                                   --------------------------
Deferred Income Taxes                                                                    424            4,301
Notes Payable                                                                         26,518           24,750
Commitments and Contingencies (Note 9)
Shareholders' Equity
  Common Shares, no par value,
    200,000,000 Shares authorized
    and 25,981,934 and 24,392,352
    shares issued and outstanding, respectively                                      267,117          219,816
  Retained earnings                                                                   57,535           45,628
                                                                                   --------------------------
      Total Shareholders' Equity                                                     324,652          265,444
                                                                                   --------------------------
           Total Liabilities and Shareholders' Equity                              $ 367,861        $ 343,843
                                                                                   ==========================


  The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                      1997            1996
-------------------------------------------------------------------------------------------------------------
                                                                                                   (RESTATED)
Cash Flows From Operating Activities:
Reconciliation of net income to net cash flows from operating activities
  Net income                                                                       $  18,008        $  11,521
  Equity in earnings of unconsolidated subsidiaries                                  (12,481)         (12,380)
  Distributions from unconsolidated subsidiaries                                      21,700           12,649
  Deferred income taxes                                                               (3,877)             445
  Changes in components of working capital:
    Accounts receivable                                                               (1,707)           1,032
    Accounts payable                                                                   3,672            1,016
    Accrued taxes                                                                       (170)             598
  Other, net                                                                          (1,047)             319
                                                                                   --------------------------
  Net Cash Flows from Operating Activities                                            24,098           15,200
                                                                                   --------------------------
Cash Flows from Investing Activities:
Loan to parent                                                                        (8,580)              --
Loan to project company                                                               (1,768)              --
                                                                                   --------------------------
  Net Cash Flows Used in Investing Activities                                        (10,348)              --
                                                                                   --------------------------
Cash Flows From Financing Activities:
Common shares issued                                                                  47,301              131
Loan from parent                                                                       1,768               --
Payment of long-term debt                                                            (36,583)              --
Dividends paid                                                                        (6,101)          (4,589)
                                                                                   --------------------------
  Net Cash Flows Provided by (Used in) Financing Activities                            6,385           (4,458)
                                                                                   --------------------------
Increase in Cash and Cash Equivalents                                                 20,135           10,742
Cash and Cash Equivalents, Beginning of Period                                        24,582           23,364
                                                                                   --------------------------
Cash and Cash Equivalents, End of Period                                           $  44,717        $  34,106
                                                                                   ==========================
Supplemental Cash Flow Information:
  Cash Paid for Income Taxes                                                       $     787        $     196
                                                                                   ==========================
  Cash Paid for Interest                                                           $   1,010        $      --
                                                                                   ==========================


  The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SHAREHOLDERS' EQUITY
                                                  ----------------------------------------------
                                                     COMMON           RETAINED
                                                     SHARES           EARNINGS           TOTAL
------------------------------------------------------------------------------------------------
                                                                                      <
Balance at December 31, 1996                      $   219,816       $    45,628       $  265,444
  Net income                                               --            18,008           18,008
  Dividends                                                --            (6,101)          (6,101)
  Exercise of purchase option by Enron Corp.           47,000                --           47,000
  Issuances for stock options                             301                --              301
                                                  ----------------------------------------------
Balance at March 31, 1997                         $   267,117       $    57,535       $  324,652
                                                  ==============================================


  The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION

Enron Global Power & Pipelines L.L.C., a Delaware limited liability company, and its wholly owned subsidiaries (EPP), own interests in natural gas pipeline systems in Argentina and Colombia, two power plants in the Philippines, a power plant in Guatemala and a power plant in the Dominican Republic. EPP's pipeline operations in Argentina are conducted through its wholly owned subsidiary, Enron Pipeline Company - Argentina S.A. (EPCA). EPCA owns 33 1/3% of Compania de Inversiones de Energia S.A. (CIESA), which in turn owns 70% of Transportadora de Gas del Sur S.A. (TGS), the entity that owns the pipeline system. EPP's pipeline operations in Colombia are conducted through its 49% limited partnership interest in Centragas - Transportadora de Gas de la Region Central de Enron Development & Cia., S.C.A. (Centragas). EPP's power operations in the Philippines are conducted through its wholly owned subsidiary, Enron Power Philippines Corp. (EPPC). EPPC owns 50% of the outstanding stock of Subic Power Corp. (SPC) and Batangas Power Corp. (BPC), the entities that own the respective power plants. The Guatemala power operations are conducted through EPP's 50% ownership interest in Puerto Quetzal Power Corp. EPP's Dominican Republic power operations are conducted through its 50% partnership interest in Smith/Enron Cogeneration Limited Partnership (SECLP) and Smith/Enron O&M
Limited Partnership (SEOM).

2.    ACQUISITIONS

Acquisitions of projects from Enron Corp. are transactions between entities under common control that are accounted for similar to the pooling of interests method of accounting using the historical carryover basis and restating historical results to include the results of acquired projects. There were no acquisitions during the three months ended March 31, 1997.

The three months ended March 31, 1996, have been restated to include equity in earnings and net income of approximately $2.8 million and $2.1 million, respectively, related to the acquisition of Centragas in May 1996, and approximately $1.2 million and $0.8 million, respectively, related to the acquisition of SECLP and SEOM in June 1996.

The acquisition of an additional interest in CIESA occurred in July 1996. Assuming the acquisition had occurred on January 1, 1996, pro forma equity in earnings and technical assistance fees, net income and net income per common share for the three months ended March 31, 1996, would have been approximately $16.8 million, $12.5 million and $0.52, respectively.

3.    BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by EPP without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, EPP believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EPP's Annual Report on Form 10-K for the year ended December 31, 1996.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

EPP records as cash equivalents all highly liquid short-term investments with original maturities of three months or less. From time to time, EPP invests excess funds with affiliates of Enron Corp. under promissory notes payable on demand at market interest rates. At March 31, 1997, approximately $36.5 million was invested under such notes. Such amounts are classified as cash equivalents.

All monetary amounts presented in tables herein are expressed in thousands, except per share amounts.

Certain prior period amounts have been reclassified to conform with the current presentation.

4.    SHAREHOLDERS' EQUITY

On March 5, 1997, Enron Corp. exercised an option, which was granted to Enron Corp. in connection with Enron Corp. providing the financing for the additional EPP interest in CIESA acquired in July 1996, to purchase $47.0 million of EPP common shares at the average market price for the 20 trading days immediately preceding the second trading day prior to the exercise (approximately 1.6 million EPP common shares). A portion of the proceeds were used to repay the $36.6 million note payable to Enron Corp. (see Note 6).

On March 14, 1997, EPP paid a quarterly cash dividend of $0.25 per share.

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

EPP's investments in and advances to unconsolidated subsidiaries and the changes in such balances are as follows:

                                   PIPELINE        POWER            TOTAL
----------------------------------------------------------------------------
Balance at December 31, 1996    $    198,204   $    100,326     $    298,530
Equity in Earnings                     8,064          4,417           12,481
Declared Distributions               (14,639)            --          (14,639)
Distributions                        (14,200)        (7,500)         (21,700)
                                --------------------------------------------
Balance at March 31, 1997       $    177,429   $     97,243     $    274,672
                                ============================================

At March 31, 1997, EPP's share of undistributed earnings of its pipeline and power subsidiaries totaled approximately $4.1 million and $18.6 million, respectively. In the first three months of 1997, EPPC received $6.0 million in dividends from its Philippine power operations and EPCA received $14.2 million in dividends from CIESA. In the first three months of 1997, EPP received $1.5 million in dividends from its Guatemala power plant operations. Equity in earnings are net of amortization of excess investment related to CIESA and SECLP/SEOM.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


6.    NOTES PAYABLE

On March 5, 1997, EPP received $47.0 million in connection with the exercise of Enron Corp.'s option to acquire EPP common shares (see Note 4). EPP used a portion of the proceeds from the exercise of the option to repay the $36.6 million note payable to Enron Corp.

In the first three months of 1997, EPP borrowed $1.8 million from Enron Corp. to loan to SECLP (see Note 8).

7.    SUPPLEMENTAL CASH FLOW INFORMATION

The first three months of 1996, restated as discussed in Note 2, include the issuance of approximately 3.5 million EPP common shares in exchange for assets with a carryover basis totaling $62.5 million related to the acquisitions of Centragas, SECLP and SEOM. There were no cash inflows or outflows related to these acquisitions in the first three months of 1997.

8.    NOTES RECEIVABLE

In the first three months of 1997, EPP loaned approximately $8.6 million to Enron Corp. in the form of a note receivable. The note bears interest at 5.4% payable quarterly and matures in October 2011 or on demand.

During the first three months of 1997, EPP made additional cost overrun loans
(COLs) to SECLP in the amount of $1.8 million for construction-related items. The COLs now total in the aggregate $10.3 million, bear interest at 13.5% and are due in semiannual principal and interest payments through December 15, 2005.

In April 1997, EPP made additional COLs to SECLP in the amount of $1.4 million with the same terms as the previous COLs.

9.  COMMITMENTS AND CONTINGENCIES

EPP and subsidiaries, in the ordinary course of business, are defendants in various lawsuits and administrative proceedings before various courts and governmental agencies. Management believes that the final outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on EPP's financial position or results of operations.

  GdE Request

TGS received and denied a request from Gas del Estado S.E. (GdE), a company owned and operated by the Argentine government, for the reimbursement of approximately $23 million paid by GdE under purchase orders issued for the construction of two compressor plants. GdE submitted this matter for resolution to Ente Nacional Regulador del Gas (ENARGAS), the Argentine federal gas regulatory entity, but ENARGAS concluded that it lacks jurisdiction to adjudicate the dispute. In April 1996, GdE filed a legal action seeking reimbursement from TGS of the $23 million. TGS has accrued approximately $4.8 million as property, plant and equipment based on its estimate of construction costs of similar plants. TGS has thoroughly answered the demand and is refusing the claim.

TGS has filed a claim against GdE and the Argentine government seeking the reimbursement of amounts paid by TGS in connection with the registration and payment of certain easements. On October 7, 1996, the Executive Branch, through Decree No. 1,136/96, created a contribution fund, as provided for in the license to transport natural gas through the southern Argentine gas pipeline system granted to TGS in December 1992, to assume GdE's obligations for paying easements and any other compensation to land owners for an initial five-year period, beginning with privatization. ENARGAS has started managing the above mentioned fund, which is financed by a special charge included in the transportation rates and reimbursed to ENARGAS. TGS expects to recover the amounts paid related to such easement. The total amount sought by TGS is approximately $3.0 million.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


  Colombia

During 1996, EPP recorded approximately $4.7 million of equity in earnings from Centragas, approximately $2.8 million of which related to an early completion bonus, certain aspects of which are being contested by Empresa Colombiana de Petroleos (Ecopetrol), the state-owned oil company of Colombia. In accordance with the Transportation Services Contract dated May 12, 1994 between Centragas and Ecopetrol, Ecopetrol is obligated to pay to Centragas an early completion bonus if certain conditions are satisfied. Centragas believes that all of these conditions have been satisfied; however, Ecopetrol is contesting certain aspects of the early completion bonus. Centragas is vigorously asserting its claim to such bonus through an amicable compoundment dispute resolution process whereby an independent engineering firm, chosen by Centragas and Ecopetrol, will decide the issue. Both Centragas and Ecopetrol have made their required filings with the independent engineering firm, and both parties are vigorously defending their respective positions. Centragas anticipates a decision during June 1997. Although no assurances can be given, EPP believes that the ultimate resolution of the dispute with Ecopetrol will not have a material adverse effect on EPP's financial condition or results of operations.

  Dominican Republic

SECLP is currently involved in an International Chamber of Commerce arbitration proceeding against Corporacion Dominicana de Electricidad (CDE), the government agency which provides electric services to the Dominican Republic, and the Dominican Republic Government (DR Government). SECLP has alleged that CDE owes approximately $25.0 million in past due amounts under the Electric Energy
Supply and Sales Contract dated July 26, 1993, as amended, among SECLP, CDE and the DR Government (Puerto Plata Energy Supply Contract), a claim which CDE disputes. CDE has alleged that SECLP owes approximately $13.6 million in delay damages to CDE pursuant to the Puerto Plata Energy Supply Contract. In addition to CDE's claims, the DR Government has alleged that its guaranty of CDE's obligations under the Puerto Plata Energy Supply Contract and the $24 million letter of credit furnished by the DR Government are void because such commitments were not approved by the Congress of the Dominican Republic. The DR Government has also requested that the arbitration tribunal enjoin SECLP from drawing on the letter of credit. In the arbitration proceeding, SECLP has denied the claims of CDE and the DR Government and is defending against such claims, which defense includes the fact that the claim for delay damages was previously waived by CDE and the DR Government in an earlier contractual undertaking.
SECLP believes that it has strong legal and factual defenses and is vigorously pursuing its claims against, as well as contesting the claims brought by, CDE and the DR Government. SECLP anticipates a decision by the arbitration panel by the end of 1997. While the arbitration proceeding is ongoing, SECLP and CDE have begun informal and preliminary discussions to negotiate a settlement of their dispute. Although no assurances can be given, EPP believes that the ultimate resolution of this matter will not have a material adverse effect on EPP's financial position or results of operations.

On October 5, 1994, Hotelera del Atlantico, S.A. (Hotelera), the owner of a hotel located near the Puerto Plata Plant in the Dominican Republic (Puerto Plata Plant), initiated an action against SECLP in the Dominican Republic, requesting damages in excess of 1.5 billion pesos (approximately $108 million based on a conversion rate of 13.83 pesos/U.S. dollar) and a penalty of 50,000 pesos (approximately $3,600) for each day SECLP continued to operate the Puerto Plata Plant after the action was initiated. Hotelera alleges that physical damage and nuisance were caused to the hotel by the operation of the Puerto Plata Plant on December 15, 1994. An agreement between the parties was reached and a settlement agreement was signed (Settlement Agreement). However, on September 4, 1995, Hotelera filed a petition with the Dominican Republic Council of Reconciliation and Arbitration alleging, among other things, that the environmental guidelines of the World Bank had not been followed by SECLP as agreed to in the Settlement Agreement. SECLP has no reason to believe that it has not complied with the World Bank guidelines and is agressively defending against such claims. While Enron Corp. has agreed to indemnify EPP from any changes in investment value due to the financial impact to the project of the Hotelera dispute, an adverse decision in the Hotelera dispute may impact EPP's earnings from SECLP. Although no assurances can be given, EPP believes that the ultimate resolution of this matter will not have a material adverse effect on EPP's financial position or results of operations.

SECLP, General Electric Company (GE), Raytheon Engineers & Constructors (Raytheon), Enron Power Construction Company (EPCC) and certain subcontractors and insurers have been involved in discussions covered by a confidentiality arrangement relating to claims arising from the design, construction, start-up, testing and operation of the Puerto Plata Plant. A settlement of

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


claims has been agreed to between SECLP, GE and Raytheon. SECLP and EPCC are currently negotiating to resolve disputes between them. While Enron Corp. has agreed to indemnify EPP from any changes in the investment value due to the potential financial impact of these settlements on the project, the settlements could impact EPP's earnings from SECLP. Although no assurances can be given, EPP believes that the ultimate resolutions of these matters will not have a material adverse effect on EPP's financial position or results of operations.

Enron Corp. is obligated to fund certain amounts to SECLP associated with construction-related and other issues. Pursuant to the purchase arrangement regarding SECLP between subsidiaries of Enron Corp. and EPP, if required to fund such amounts, Enron Corp. will loan funds as COLs to SECLP through EPP. The Purchase Agreement among EPP, Enron International Inc. and Enron Holding Company L.L.C. dated June 17, 1996, includes provisions that may require an adjustment to the purchase price by December 31, 1997, depending upon the resolution of certain contingencies, including the final amount of additional COLs and collection of certain receivables ($2.8 million) by SECLP from CDE. Any purchase price adjustments may be settled in EPP common shares or cash. EPP does not believe that these contingencies will have a material impact on EPP's financial statements.

  Batangas

At March 31, 1997, Batangas had a value added tax (VAT) receivable of approximately $7.0 million. The realization of the VAT receivable requires the attainment of VAT exemption from the Bureau of Internal Revenue, the Philippine tax authority. EPP believes that the VAT exemption will be obtained as a credit against future tax liabilities and that the full amount of the VAT receivable will be recovered.

10.   DEFERRED INCOME TAXES

During the first three months of 1997, EPP reversed a reserve of approximately $4.0 million for certain Philippine withholding taxes based upon the repeal of a U.S. tax law which enabled EPP to alter its tax planning strategies. Under the new strategies, EPP believes that such cash will ultimately be received without incurring such witholding taxes and, accordingly, management believes that a liability for such withholding taxes is no longer required.

11.   DERIVATIVE FINANCIAL INSTRUMENTS

During the first quarter of 1997, EPP entered into forward purchase contracts on Colombian pesos with a notional value of $14.8 million scheduled to settle between late 1997 and early 1998. EPP entered into these contracts to offset potential fluctuations in planned equity earnings from Centragas resulting from changes in the peso exchange rate. Such changes can cause U.S. GAAP income to vary by impacting Colombian tax expense and foreign exchange gains or losses on peso-denominated payables. These forward purchase contracts generated approximately $1.0 million of income during the first three months of 1997, which is included in other income (expense).

12.   SUBSEQUENT EVENT

In April 1997, EPCA received a request from Centragas to repay approximately $11.3 million of the $24.8 million borrowed in 1996 on June 1, 1997. EPCA will repay the $11.3 million with cash on hand and with proceeds from a loan from EPP. Additionally, in April 1997, EPP requested repayment on June 1, 1997, of the $8.6 million loaned to Enron Corp. (see Note 8).

13.   EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.128 - "Earnings per Share" effective for interim and annual periods beginning after December 15, 1997. This statement replaces primary earnings per share (EPS) with a newly defined basic EPS and modifies the compuation of diluted EPS. EPP's basic and diluted EPS computed using the requirements of SFAS 128 are the same as the currently disclosed primary EPS amounts.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PRIMARY ASSETS AND SOURCES OF EARNINGS AND CASH

The primary assets of Enron Global Power & Pipelines L.L.C. ("EPP"), a Delaware limited liability company which is approximately 52% owned by Enron Corp. (together with its subsidiaries, "Enron") at March 31, 1997, are its interests in 50% or less owned companies ("Project Companies"), which it holds directly or indirectly through wholly owned subsidiaries. EPP accounts for its interests in the Project Companies under the equity method of accounting and records its proportionate share of the earnings or losses of the Project Companies. The operations of the Project Companies are EPP's primary source of earnings. EPP also receives technical assistance fees, paid by Project Companies to certain wholly owned subsidiaries of EPP, primarily by Transportadora de Gas del Sur S.A. ("TGS") to Enron Pipeline Company - Argentina S.A. ("EPCA"). Dividends paid by the Project Companies are EPP's primary source of cash. Declaration and payment of such dividends are at the sole discretion of the boards of directors of the Project Companies and are subject to certain restrictions, including, among others, each Project Company's operating profitability, restrictions on the distribution of cash under applicable credit agreements and government imposed currency restrictions. See "Liquidity and Capital Resources of EPP - Primary Sources of Cash" for further discussion regarding cash.

RESULTS OF OPERATIONS OF EPP

GENERAL

     For the three months ended March 31, 1997, EPP's equity in earnings and technical assistance fees from its Argentine and Philippine operations constituted approximately 65%, and 17%, respectively, of EPP's equity in earnings and technical assistance fees. As of March 31, 1997, Argentine and Philippine assets accounted for approximately 49% and 19%, respectively, of EPP's assets. As a result, if Argentine or Philippine operations were materially and adversely affected, EPP's financial condition and results of operations could be materially and adversely affected. See "Pipeline Operations" and "Power Operations" below for the results of operations of EPP's Project Companies.

         Acquisitions of projects from Enron are transactions between entities under common control that are accounted for similar to the pooling of interests method of accounting using the historical carryover basis and restating historical results to include the results of acquired projects. There were no acquisitions during the three months ended March 31, 1997. The three months ended March 31, 1996, have been restated to include equity in earnings and net income of approximately $2.8 million and $2.1 million, respectively, related to the acquisition of Centragas - Transportadora de Gas de la Region Central de Enron Development & Cia., S.C.A. ("Centragas") in May 1996, and approximately $1.2 million and $0.8 million, respectively, related to the acquisition of Smith/Enron Cogeneration Limited Partnership ("SECLP") and Smith/Enron O&M Limited Partnership ("SEOM") in June 1996.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 VS. THE THREE MONTHS ENDED MARCH 31, 1996

    EQUITY IN EARNINGS AND TECHNICAL ASSISTANCE FEES. Equity in earnings and technical assistance fees increased $0.5 million (3%) in the first quarter of 1997 compared to the first quarter of 1996. The increase is primarily due to earnings resulting from the increased ownership in Compania de Inversiones de Energia S. A. ("CIESA") and increased earnings in the Philippines. The increased earnings in the Philippines are primarily a result of increased revenues due to more efficient operations. These increases were partially offset by decreased earnings in Colombia, primarily attributable to the early completion bonus in 1996 and increased

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


depreciation in 1997 resulting from completed construction, and the Dominican Republic, primarily attributable to scheduled maintenance.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained relatively unchanged from the first quarter of 1996 to the first quarter of 1997.

    INTEREST EXPENSE. Interest expense increased $1.1 million (100%) during the first quarter of 1997 compared to the first quarter of 1996 primarily due to the interest expense associated with the debt incurred in obtaining the additional ownership of CIESA in July 1996.

    INTEREST INCOME. Interest income increased $0.8 million (259%) during the first quarter of 1997 compared to the first quarter of 1996 primarily due to the interest for the Dominican Republic cost overrun loans.

    OTHER INCOME (EXPENSE). Other income (expense) represented income of approximately $1.0 million for the first quarter of 1997 and expense of approximately $0.7 million for the first quarter of 1996. The $1.0 million of income in 1997 was primarily attributable to a gain recognized from forward contracts used to mitigate foreign exchange risk in Colombia. The 1996 expense primarily represents acquisition costs incurred for the Colombia and the Dominican Republic Projects.

    INCOME TAX BENEFIT (EXPENSE). The income of EPP is not taxable to EPP; however, EPCA and Enron Power Philippines Corp. ("EPPC"), both wholly owned subsidiaries of EPP, are taxable entities in their respective local jurisdictions. The effective tax rate paid by these subsidiaries is less than the statutory rate because a majority of the income of these subsidiaries relates to ownership of equity investments, which is not subject to tax; however, EPCA is subject to taxes (currently 33%) primarily on the technical assistance fees received from TGS, net of interest expense. Dividends paid to EPP from Centragas are subject to certain withholding taxes of 7%.

    Income taxes decreased $4.6 million for the first quarter of 1997 compared to the first quarter of 1996 primarily due to the one-time reversal of a reserve for certain Philippine withholding taxes based upon the repeal of a U.S. tax law which enabled EPP to alter its tax planning strategies. Under the new strategies, EPP believes that such cash will ultimately be received without incurring such withholding taxes and, accordingly, management believes that a liability for such withholding taxes is no longer required.

LIQUIDITY AND CAPITAL RESOURCES OF EPP

PRIMARY CASH REQUIREMENTS

    The primary cash requirements of EPP include the payment of dividends to its shareholders and the payment of general and administrative expenses, including salaries, overhead, debt service obligations and costs incurred under the Administrative Services and Cost Sharing Agreements between Enron and EPP. EPP may also use cash to satisfy its payment obligations, if any, under various shareholder and credit agreements relating to the Project Companies and under a Master Contribution Agreement among EPP, Enron and certain of their subsidiaries (the "Contribution Agreement"). Pursuant to the Contribution Agreement, Enron maintains certain commitments on behalf of EPP for the benefit of certain Project Companies, as required by project lenders and certain other third parties. In most instances, EPP has agreed to indemnify Enron against liabilities that may be incurred under such commitments. Although these indemnity obligations could result in certain otherwise nonrecourse liabilities becoming recourse to EPP, EPP believes the events which would trigger liability are remote, and therefore does not expect these obligations to create any additional liability. If, however, EPP were required to make significant payments to Enron under the Contribution Agreement, EPP believes it would have adequate cash resources, would

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


be able to obtain financing for such payments from Enron or other sources or would be able to cause its subsidiaries to pay to EPP cash dividends sufficient to make such payments. However, there can be no assurance that sufficient cash, dividends or funds from other sources would be available for such purpose.

    On March 14, 1997, EPP paid a quarterly dividend of approximately $6.1 million, or $0.25 per share.

PRIMARY SOURCES OF CASH

    Primary sources of cash for EPP consist of cash on hand, dividends from the Project Companies, technical assistance fees and long-term loans of project cash balances which are currently restricted by local regulations from being declared as dividends. The ability of the Project Companies to pay dividends will be dependent on the future earnings and debt repayment obligations of such subsidiaries, dividend restrictions included in credit agreements at the project level, applicable currency restrictions, income and other taxes, applicable laws and the declaration of dividends by the boards of directors of each of the Project Companies. Project financings typically require that certain cash reserves be established at each Project Company and that certain additional capital and legal requirements be satisfied before the Project Company may pay dividends to its shareholders. However, each of EPP's subsidiaries has a stated dividend policy, set forth in its shareholders agreement, of maximizing after-tax cash distributions to shareholders after taking into consideration capital requirements and applicable legal requirements. In the future, the Project Companies may also borrow funds or otherwise accept encumbrances on their earnings resulting in further possible constraints on their ability to pay dividends to EPP.

    On March 5, 1997, EPP received $47.0 million in connection with the exercise by Enron of its option to acquire EPP common shares ("Common Shares"). EPP used a portion of the proceeds from this option exercise to repay the $36.6 million note payable to Enron.

    In the first three months of 1997, EPP loaned approximately $8.6 million to Enron in the form of a note receivable. The note bears interest at 5.4% payable quarterly and matures in October 2011 or on demand. Such note was called in April 1997.

    During the first three months of 1997, EPP made additional cost overrun loans ("COLs") to SECLP in the amount of $1.8 million for construction-related items. The COLs now total in the aggregate $10.3 million, bear interest at 13.5% and are due in semiannual principal and interest payments through December 15, 2005.

    In the first three months of 1997, Subic Power Corp. ("Subic") and Batangas Power Corp. ("Batangas") paid $3.0 million and $9.0 million in dividends, respectively, of which EPPC received approximately $6.0 million. EPCA received approximately $14.2 million in dividends from CIESA in the first three months of 1997. EPP received approximately $1.5 million in dividends from Puerto Quetzal Power Corp. ("PQPC") in the first three months of 1997. During the first three months of 1997, Centragas declared dividends of approximately $29.9 million, approximately $14.6 million of which is expected to be received by EPP incrementally through December 1997. SECLP and SEOM paid no dividends during the first three months of 1997.

    On April 2, 1997, EPP received approximately $2.2 million of the declared dividends from Centragas.

LONG-TERM FINANCING POLICY

    EPP's business strategy is to generate long-term growth in earnings per share, dividends and cash flow by acquiring interests in additional power and natural gas pipeline projects from Enron and third parties. EPP currently expects to fund any such acquisitions from Enron by issuing additional Common Shares and to fund acquisitions from third parties with Common Shares, cash or debt. EPP believes that it will have sufficient cash to meet its obligations for the foreseeable future.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


PIPELINE OPERATIONS

    Equity in earnings of the pipeline operations represents EPP's 33 1/3% interest in CIESA (increased from 25% on July 31, 1996), which owns 70% of TGS, and EPP's 49% interest in Centragas which EPP acquired in May 1996 and which began full commercial operation in February 1996. See "Results of Operations of EPP - General."

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 VS. THE THREE MONTHS ENDED MARCH 31, 1996

    Presented below is a summary of income statement information for the combined pipeline operations of CIESA and Centragas for the first quarter of 1997 and 1996 on a U.S. Generally Accepted Accounting Principles ("GAAP"), historical U.S. dollar, 100% ownership basis. The results for the first quarter of 1996 have been restated to include the operations of Centragas. See "Results of Operations of EPP - General."

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                        ----------------------------
(In thousands)                                              1997            1996
------------------------------------------------------------------------------------
                                                                          (RESTATED)
Gas transportation revenues                             $   105,169      $   101,032
Gas processing revenues                                       8,545           10,946
                                                        ----------------------------
    Total Revenues                                          113,714          111,978
Operating, administrative and selling expenses              (32,677)         (32,775)
Interest income                                                 749            1,520
Interest expense, net of capitalized interest               (20,625)         (20,370)
Other income                                                    555            1,484
                                                        ----------------------------
    Income Before Minority Interest and Income Taxes         61,716           61,837
Minority interest                                           (12,269)         (12,729)
Income tax expense                                          (24,911)         (19,217)
                                                        ----------------------------
    Net Income                                          $    24,536      $    29,891
                                                        ============================
EPP's Equity in Earnings of Pipeline Operations         $     8,064      $     8,855
                                                        ============================

    GAS TRANSPORTATION REVENUES. Transportation revenues increased $4.1 million (4%) primarily due to the extension of certain firm transportation agreements and the 1.5% increase in tariff rates at TGS.

    GAS PROCESSING REVENUES. During the first quarter of 1997 as compared to the first quarter of 1996, processing revenues decreased by $2.4 million (22%) primarily due to scheduled plant maintenance at the Cerri Complex in Argentina during which the capacity of the facility was improved. Centragas does not generate any processing revenues.

    OPERATING, ADMINISTRATIVE AND SELLING EXPENSES. Operating, administrative and selling expenses remained relatively unchanged from the first quarter of 1996 compared to the first quarter of 1997.

    INTEREST INCOME. Interest income decreased $0.8 million (51%) during the first quarter of 1997 compared to the same period in 1996 primarily due to lower average short-term investment balances and lower interest rates at TGS and CIESA.

    INTEREST EXPENSE, NET OF CAPITALIZED INTEREST. Interest expense, net of capitalized interest, remained relatively unchanged from the first quarter of 1996 compared to the first quarter of 1997.

    INCOME TAX EXPENSE. The statutory tax rate in Argentina is 33% of taxable net income, calculated according to Argentine tax regulations which differ in certain respects from accounting practices followed under Argentine GAAP for the preparation of financial statements. The statutory tax rate in Colombia is 35% of taxable net income, calculated according to Colombian tax regulations. The effective tax rate for Centragas differs from the statutory tax rate primarily due to the taxable effects of inflation and foreign currency exchange fluctuations under Colombian tax regulations, which are eliminated for U.S. GAAP reporting. Fluctuations in the value of the Colombian peso will result in increases or decreases in local income taxes.

    Income tax expense in the first quarter of 1997 increased $5.7 million (30%) compared to the first quarter of 1996 primarily due to the effect of the increase in the Argentine statutory income tax rate from 30% to 33% in September 1996 and increased taxable income in Argentina.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES OF PIPELINE OPERATIONS

    As of March 31, 1997, TGS had access to approximately $300 million under a global program to issue up to $500 million of debt securities. In addition, TGS had access to $200 million of debt securities under the shelf registration statement filed with the Securities and Exchange Commission during 1996.

    In January and February 1997, the board of directors and shareholders of TGS, respectively, approved the creation of a new global program for the issuance of short-term debt securities for a maximum amount of $150 million. In April 1997, TGS issued approximately $100 million in debt securities at 5.80% due in July 1997.

    On April 22, 1997, CIESA issued a five year $220 million debt security at the three month London Interbank Offering Rate plus 2%. CIESA used these proceeds to retire a $220 million bridge credit facility.

    TGS believes that cash flows from operations supplemented with external debt financing will provide sufficient liquidity to fund its capital expenditures, pay dividends, cover its debt service and provide sufficient working capital.

    As of March 31, 1997, CIESA's total capitalization amounted to $1.4 billion. Total capitalization was comprised of debt of $834 million, shareholders' equity of $353 million and minority interest of $259 million. Debt as a percentage of total capitalization increased from 55% at December 31, 1996, to 58% at March 31, 1997.

    Future capital expenditures for Centragas are expected to be minimal. Centragas expects to meet cash requirements from liquidity using cash flows from operations.

POWER OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 VS. THE THREE MONTHS ENDED MARCH 31, 1996

    Presented below is a summary of income statement information for the combined power operations of the Philippine power plants located in Subic Bay ("Subic Plant") and Batangas ("Batangas Plant") with the Puerto Quetzal Plant in Guatemala ("Puerto Quetzal Plant") and the Puerto Plata Plant in the Dominican Republic ("Puerto Plata Plant") for the first quarter of 1997 and 1996 on a U.S. GAAP, historical U.S. dollar, 100% ownership basis. The results for the first quarter of 1996 have been restated to include the operations of the Puerto Plata Plant, which was acquired in June 1996. See "Results of Operations of EPP - General."

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                -----------------------------
(In thousands)                                       1997            1996
-----------------------------------------------------------------------------
                                                                  (RESTATED)
Capacity revenues                               $     30,396     $     28,087
Variable revenues                                     24,818           24,730
                                                -----------------------------
    Total Revenues                                    55,214           52,817
Fuel cost                                            (17,181)         (17,075)
Operating and administrative expenses                 (9,297)          (8,581)
Depreciation and amortization expense                 (8,705)          (9,286)
                                                -----------------------------
    Net Operating Income                              20,031           17,875
Interest expense, net                                 (8,450)          (8,728)
Other expense, net                                    (1,322)            (831)
                                                -----------------------------
    Income Before Income Taxes                        10,259            8,316
Income tax expense                                    (1,464)          (1,266)
                                                -----------------------------
    Net Income                                  $      8,795     $      7,050
                                                =============================
EPP's Equity in Earnings of Power Operations    $      4,417     $      3,525
                                                =============================

    REVENUES. A significant portion of each Project Company's revenue is attributable to payments tied to the capacity of the respective plant, whether on annual availability (the Subic and Batangas Plants) or an annual capacity test (the Puerto Quetzal and Puerto Plata Plants). Capacity revenues increased $2.3 million (8%) in the first quarter of 1997 compared to the first quarter of 1996 primarily due to the increases at the Subic and Batangas Plants ($1.3 million) and the increase at the Puerto Plata Plant ($0.8 million). The increase in capacity revenues at the Subic and Batangas Plants for the first quarter of 1997 was primarily attributable to more efficient operations. The increase in capacity revenues at the Puerto Plata Plant was primarily due to a full quarter of operations in 1997 versus the shorter 1996 operating quarter resulting from the commencement of commercial operations on January 16, 1996.

    The second type of payment, an energy fee, varies directly with actual output and, under the current cost structures of the plants, essentially covers variable costs. Total variable revenues remained relatively unchanged from the first quarter of 1996 to the first quarter of 1997. Variable revenues at the Puerto Quetzal Plant decreased $1.1 million for the first quarter of 1997 primarily due to lower fuel prices. Variable revenues at the Puerto Plata Plant increased $0.9 million for the first quarter of 1997 primarily due to increased output. Variable revenues remained relatively unchanged for the first quarter of 1997 at the Subic and Batangas Plants.

    FUEL COST. Fuel cost is the expense for the fuel burned at the Puerto Quetzal and Puerto Plata Plants. An Enron affiliate supplies fuel to these plants at market-based rates. Total fuel cost remained relatively unchanged from the first quarter of 1997 to the first quarter of 1996. Fuel cost at the Puerto Quetzal Plant decreased $0.5 million for the first quarter of 1997 primarily due to the lower fuel prices discussed above. Fuel cost at the Puerto Plata Plant increased $0.6 million for the first quarter of 1997 primarily due to the increased output discussed above. Fuel is provided to the Subic and Batangas Plants by their customer, National Power Corporation, at no cost to these plants.

    OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses increased $0.7 million (8%) in the first quarter of 1997 compared to the first quarter of 1996. The increase was primarily due to increased operating and administrative expenses of the Puerto Plata Plant ($1.4 million), partially offset by decreased operating and administrative expenses at the Subic Plant ($0.2 million), the Batangas Plant ($0.2 million) and the Puerto Quetzal Plant ($0.3 million). The increase in operating and administrative expenses at the Puerto Plata Plant for the first quarter of 1997 was primarily due to costs incurred in connection with scheduled maintenance outages in February and March 1997 and increased professional services. The decreases in operating and administrative expenses for the first quarter of 1997 at the Subic, Batangas and Puerto Quetzal Plants were primarily due to lower maintenance expenses.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $0.6 million (6%) in the first quarter of 1997 compared to the first quarter of 1996. The decrease was due primarily to lower depreciation and amortization at the Puerto Plata Plant ($0.5 million).

    INTEREST EXPENSE, NET. Interest expense, net decreased $0.3 million (3%) in the first quarter of 1997 compared to the first quarter of 1996. The decrease is primarily due to lower debt principal balances at the Subic and Batangas Plants. Interest expense remained relatively unchanged from the first quarter of 1996 to the first quarter of 1997 at the Puerto Quetzal and Puerto Plata Plants.

    INCOME TAX EXPENSE. Income tax expense is the tax on the power plants in their respective local jurisdictions. On an aggregate basis, the effective tax rate for the Subic and Batangas Plants is less than the statutory rate due to the Subic and Batangas Plants being granted certain income tax holidays and concessions. PQPC is organized as a U.S. domiciled company with a foreign branch office. SECLP has been granted an income tax holiday for the life of the project. Income tax expense remained relatively unchanged in the first quarter of 1997 compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES OF POWER OPERATIONS

    Capital expenditures for the power plant operations are expected to be insignificant in 1997. The power plant operations expect to meet short and long-term liquidity needs using cash flows from operations. If a specific power plant has short-term liquidity needs that cannot be met with cash flows from operations, it is expected that such plant would borrow or be advanced the necessary funds from an affiliated company.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

    The statements in this Quarterly Report on Form 10-Q that are not historical information are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although EPP believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political developments in foreign countries, the timing and success of Enron's efforts to develop international power, pipeline and other infrastructure projects and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                                    PART II.
                               OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.          OTHER MATTERS

    None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         10.1 Amendment No. 3, dated December 28, 1992 to Shareholders Agreement dated as of November 13, 1992, among EPCA, Citicorp Equity Investments S.A. ("Citicorp"), Compana Naviera Perez Companc S.A.C.F.I.M.F.A. ("Perez Companc") and Argentina Private Development Trust Company Limited.

         10.2 Amendment No. 4, dated March 30, 1994 to the Shareholders Agreement, and Amendment No. 5, dated March 30, 1994, to the Owners Agreement dated as of November 13, 1992, among EPCA, Citicorp and Perez Companc.

         10.3 Further Supplemental Trust Deed relating to U.S. $350,000,000 Euro Medium-Term Notes Programme, dated October 23, 1996, between TGS and Citicorp Trustee Company Limited.

         27      Financial Data Schedule

    (b)  Reports on Form 8-K:

         None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ENRON GLOBAL POWER & PIPELINES L.L.C.
                                        (Registrant)


Date:  May 7, 1997                      By /s/ RODNEY L. GRAY
                                           ------------------------------------
                                           Rodney L. Gray
                                           Chairman and Chief Executive Officer




Date:  May 7, 1997                      By /s/ Kurt S. Huneke
                                           ------------------------------------
                                           President
                                           (Chief Financial and
                                           Accounting Officer)

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER
    -------

         10.1 Amendment No. 3, dated December 28, 1992 to Shareholders Agreement dated as of November 13, 1992, among EPCA Citicorp Equity Investments S.A. ("Citicorp"), Compana Naviera Perez Companc S.A.C.F.I.M.F.A. ("Perez Companc") and Argentina Private Development Trust Company Limited.

         10.2 Amendment No. 4, dated March 30, 1994 to the Shareholder Agreement, and Amendment No. 5, dated March 30, 1994, to the Owners Agreement dated as of November 13, 1992, among EPCA, Citicorp and Perez Companc.

         10.3 Further Supplemental Trust Deed relating to U.S. $350,000,000 Euro Medium-Term Notes Programme, dated October 23, 1996, between TGS and Citicorp Trustee Company Limited.

         27      Financial Data Schedule