Form 10-Q
period 1997-06-30
ENRON GLOBAL POWER & PIPELINES LLC
filed 1997-08-06
CIK 931583

 ===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
                                 Yes   x    No

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:

           CLASS                                OUTSTANDING AS OF JULY 31, 1997
           -----                                -------------------------------
       Common Shares                                   26,018,602 shares

===============================================================================

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                             NO.
                                                                            ----
 PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements
      Consolidated Statements of Income -- Three Months
       Ended June 30, 1997 and 1996 and Six Months Ended
       June 30, 1997 and 1996 .............................................   1
      Consolidated Balance Sheets -- June 30, 1997 and
       December 31, 1996 ..................................................   2
      Consolidated Statements of Cash Flows -- Six Months
       Ended June 30, 1997 and 1996 .......................................   3
      Consolidated Statements of Changes in Shareholders'
       Equity -- Six Months Ended June 30, 1997 ...........................   4
      Notes to Consolidated Financial Statements ..........................   5
   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations .................................  11
 PART II. OTHER INFORMATION
   Item 4. Submission of Matters to a Vote of Security
      Holders .............................................................  22
   Item 5. Other Matters ..................................................  22
   Item 6. Exhibits and Reports on Form 8-K ...............................  22

                     ENRON GLOBAL POWER & PIPELINES L.L.C.
                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                           ----------------------------        -----------------------
                                                             1997                1996            1997           1996
                                                           --------            --------        --------       --------
 Technical Assistance Fees                                 $  2,954            $  2,803        $  5,850       $  5,308
 Equity in Earnings of Unconsolidated Subsidiaries:
       Pipeline Operations                                    6,761               7,674          14,825         16,529
       Power Operations                                       4,010               4,132           8,427          7,657
                                                           --------            --------        --------       --------

 Equity in Earnings and Technical Assistance Fees            13,725              14,609          29,102         29,494
 General and Administrative Expenses                         (1,600)             (1,314)         (3,279)        (2,911)
 Taxes Other Than Income                                       (201)               (150)           (306)          (293)
 Interest Expense                                              (407)                 --          (1,343)            (1)
 Interest Income                                              1,537                 650           2,559            975
 Other Income (Expense), Net                                    507             (1,119)           1,464        (1,855)
                                                           --------            --------        --------       --------

 Income Before Income Taxes                                  13,561              12,676          28,197         25,409
 Income Tax (Expense) Benefit                                  (562)             (1,101)           2,810        (2,313)
                                                           --------            --------        --------       --------

 Net Income                                                $ 12,999            $ 11,575        $ 31,007       $ 23,096
                                                           ========            ========        ========       ========

 Net Income Per Common Share                               $   0.50            $   0.48        $   1.22       $   0.96
                                                           ========            ========        ========       ========

 Average Number of Common Shares Used in Computation         26,001              24,051          25,431         24,024
                                                           ========            ========        ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             JUNE 30,       DECEMBER 31,
                                                               1997            1996
                                                            ---------        ---------
                                                           (UNAUDITED)
ASSETS
Current Assets
    Cash and cash equivalents                               $  47,895        $  24,582
    Accounts receivable                                         9,734            6,301
    Dividends receivable                                       10,027              ---
    Current portion of notes receivable                         1,413            1,394
    Other current assets                                          912              404
                                                            ---------        ---------
       Total Current Assets                                    69,981           32,681
                                                            ---------        ---------

Investments in and Advances to Unconsolidated                 284,943          298,530
Subsidiaries
Notes Receivable                                               16,100           12,111
Other                                                           2,299              521
                                                            ---------        ---------
       Total Assets                                         $ 373,323        $ 343,843
                                                            =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                          $16,371          $11,277
    Accrued taxes                                               1,646            1,488
       Current portion of note payable                             --           36,583
                                                                   --           ------
       Total Current Liabilities                               18,017           49,348
                                                            ---------        ---------
Deferred Income Taxes                                             364            4,301
Notes Payable                                                  22,892           24,750
Commitments and Contingencies (Note 9)
Shareholders' Equity
    Common Shares, no par value,
       200,000,000 shares authorized
       and 26,018,402 and 24,392,352
       shares issued and outstanding, respectively            268,020          219,816
    Retained earnings                                          64,030           45,628
                                                            ---------        ---------
       Total Shareholders' Equity                             332,050          265,444
                                                            ---------        ---------
       Total Liabilities and Shareholders' Equity           $ 373,323        $ 343,843
                                                            =========        =========

   The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    SIX  MONTHS ENDED
                                                                        JUNE  30,
                                                                ------------------------
                                                                  1997            1996
                                                                ---------      ---------
Cash Flows From Operating Activities:
Reconciliation of net income to net cash flows from
  operating activities
    Net income                                                  $ 31,007       $ 23,096
    Equity in earnings of unconsolidated subsidiaries            (23,252)       (24,186)
    Distributions from unconsolidated subsidiaries                26,812         16,249
    Deferred income taxes                                         (3,937)           992
    Changes in components of working capital:
       Accounts receivable                                        (3,433)           132
       Accounts payable                                             5,094         1,056
       Accrued taxes                                                  158          (919)
    Other, net                                                     (2,251)        1,587
                                                                ---------      ---------
Net Cash Flows from Operating Activities                           30,198        18,007
                                                                ---------      ---------

Cash Flows from Investing Activities:
Loan to unconsolidated subsidiary                                 (4,043)             --
                                                                ---------      ---------
Net Cash Flows Used in Investing Activities                       (4,043)             --
                                                                ---------      ---------

Cash Flows From Financing Activities:
    Common shares issued                                          48,204            179
    Loan from parent                                               4,043             --
    Loan from affiliate                                            5,374             --
    Payment of long-term debt                                    (47,858)             --
    Dividends paid                                               (12,605)        (9,526)
                                                                ---------      ---------
Net Cash Flows Used in Financing Activities                       (2,842)        (9,347)
                                                                ---------      ---------

Increase in Cash and Cash Equivalents                              23,313         8,660
Cash and Cash Equivalents, Beginning of Period                     24,582        23,364
                                                                ---------      ---------
Cash and Cash Equivalents, End of Period                        $  47,895      $ 32,024
                                                                =========      =========

Supplemental Cash Flow Information:
Cash Paid for Income Taxes                                      $   1,086      $  2,272
                                                                =========      =========
Cash Paid for Interest                                          $   1,333      $     --
                                                                =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                                 SHAREHOLDERS' EQUITY
                                                                   -----------------------------------------------
                                                                    COMMON             RETAINED
                                                                    SHARES             EARNINGS             TOTAL
                                                                   --------            --------           --------
Balance at December 31, 1996                                       $219,816             $45,628           $265,444
Net income                                                               --              31,007             31,007
Dividends                                                                --             (12,605)           (12,605)
Exercise of purchase option by Enron Corp.                           47,000                  --             47,000
Issuances for share options                                           1,204                  --              1,204
                                                                   --------            --------           --------
Balance at June 30, 1997 (Unaudited)                               $268,020            $ 64,030           $332,050
                                                                   ========            ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                   PART I. FINANCIAL INFORMATION (CONTINUED)
                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

 Enron Global Power & Pipelines L.L.C., a Delaware limited liability company, and its wholly owned subsidiaries (EPP), own interests in natural gas pipeline systems in Argentina and Colombia, two power plants in the Philippines, a power plant in Guatemala and a power plant in the Dominican Republic. EPP's pipeline operations in Argentina are conducted through its wholly owned subsidiary, Enron Pipeline Company -- Argentina S.A. (EPCA). EPCA owns 331/3% of Compania de Inversiones de Energia S.A. (CIESA), which in turn owns 70% of Transportadora de Gas del Sur S.A. (TGS), the entity that owns the pipeline system. EPP's pipeline operations in Colombia are conducted through its 49% limited partnership interest in Centragas -- Transportadora de Gas de la Region Central de Enron Development & Cia., S.C.A. (Centragas). EPP's power operations in the Philippines are conducted through its wholly owned subsidiary, Enron Power Philippines Corp. (EPPC). EPPC owns 50% of the outstanding stock of Subic Power Corp. (SPC) and Batangas Power Corp. (BPC), the entities that own the respective power plants. The Guatemala power operations are conducted through EPP's 50% ownership interest in Puerto Quetzal Power Corp. EPP's Dominican Republic power operations are conducted through its 50% partnership interest in Smith/Enron Cogeneration Limited Partnership (SECLP) and Smith/Enron O&M Limited Partnership (SEOM).

2. ACQUISITIONS

General

 Acquisitions of projects from Enron Corp. or its affiliates (collectively, Enron) are transactions between entities under common control that are accounted for similar to the pooling of interests method of accounting using the historical carryover basis and restating historical results to include the results of acquired projects. There were no acquisitions during the six months ended June 30, 1997.

CIESA

 The acquisition of an additional interest in CIESA from a third party occurred in July 1996. Detailed below are summarized pro forma results of operations for EPP as though the acquisition of CIESA had occurred on January 1, 1996.

                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                      JUNE 30, 1996            JUNE 30, 1996
                                   -------------------      --------------------
Equity in Earnings and
       Technical Assistance Fees   $       16,554           $      33,376
Net Income                                 12,632                  25,208
Net Income per Common Share        $         0.53           $        1.05

Centragas

During 1996, EPP recorded approximately $4.7 million of equity in earnings from Centragas, approximately $2.8 million of which related to an early completion bonus. In accordance with the Transportation Services Contract dated May 12, 1994, between Centragas and Empresa Colombiana de Petroleos (Ecopetrol), the state-owned oil company of Colombia, Ecopetrol was obligated to pay to Centragas an early completion bonus if certain conditions

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

were satisfied. Centragas believed that all of these conditions were satisfied; however, Ecopetrol contested certain aspects of the early completion bonus. Centragas asserted its claim to such bonus through an amicable compoundment dispute resolution process whereby an independent engineering firm, chosen by Centragas and Ecopetrol, would decide the issue. On June 4, 1997, the independent engineering firm resolved the dispute in favor of Ecopetrol. As a result of this decision, EPP recorded a $1.9 million net reduction to equity in earnings from Centragas in the first six months of 1997.

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

 EPP records as cash equivalents all highly liquid short-term investments with original maturities of three months or less. From time to time, EPP invests excess funds with Enron under promissory notes payable on demand at market interest rates. At June 30, 1997, approximately $46.9 million was invested under such notes. Such amounts are classified as cash equivalents.

 All monetary amounts presented in tables herein are expressed in thousands, except per share amounts.

 Certain prior period amounts have been reclassified to conform with the current presentation.

4. SHAREHOLDERS' EQUITY

 On March 5, 1997, Enron exercised an option, which was granted to Enron in connection with Enron providing the financing for the additional EPP interest in CIESA acquired in July 1996 (the Option) (see Note 2). The Option allowed Enron to purchase $47.0 million of EPP common shares at the average market price for the 20 trading days immediately preceding the second trading day prior to the exercise (approximately 1.6 million EPP common shares). A portion of the proceeds was used to repay the $36.6 million note payable to Enron (see
Note 6).

    On June 16, 1997, EPP paid a quarterly cash dividend of $0.25 per share.

5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

 EPP's investments in and advances to unconsolidated subsidiaries and the changes in such balances are as follows:

                                          PIPELINE          POWER            TOTAL
                                          --------          -----            -----
 Balance at December 31, 1996             $198,204         $100,326        $298,530
 Equity in Earnings                         14,825            8,427          23,252
 Distributions Declared                    (10,027)              --         (10,027)
 Distributions Made                        (18,812)          (8,000)        (26,812)
                                          --------         --------        --------
 Balance at June 30, 1997                 $184,190         $100,753        $284,943
                                          --------         --------        --------

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

 At June 30, 1997, EPP's share of undistributed earnings of its pipeline and power subsidiaries totaled approximately $6.3 million and $22.1 million, respectively. At June 30, 1997, SECLP has undistributed earnings of $6.2 million and is precluded from making distributions due to arrearages on principal and interest payments related to the cost overrun loans (COLs) (see
Note 8) and maintenance funding requirements.

 In the first six months of 1997, EPPC received $6.5 million in dividends from its Philippine power operations, EPCA received $14.2 million in dividends from CIESA and EPP received $1.5 million in dividends from its Guatemala power plant operations. During the first six months of 1997, Centragas declared dividends of approximately $29.9 million, approximately $4.6 million of which was received during the first six months of 1997 and $10.0 million of which is expected to be received by EPP incrementally through December 1997. Equity in earnings are net of amortization of excess investment related to CIESA and SECLP/SEOM.

6. NOTES PAYABLE

 On March 5, 1997, EPP received $47.0 million in connection with the exercise of Enron's option to acquire EPP common shares (see Note 4). EPP used a portion of the proceeds from the exercise of the option to repay the $36.6 million note payable to Enron.

 In the first six months of 1997, EPP borrowed $4.0 million from Enron to loan to SECLP (see Note 8).

 In the first six months of 1997, EPCA repaid $11.3 million of the $24.8 million borrowed from Centragas, predominantly with proceeds from repayment of loans made to, and a loan from, Enron in the amount of $5.9 million and $5.4 million, respectively (see Note 3).

 On July 22, 1997, EPCA repaid the $5.4 million loan to Enron.

7. SUPPLEMENTAL CASH FLOW INFORMATION

 The first six months of 1996 include the issuance of approximately 3.5 million EPP common shares in exchange for assets with a carryover basis totaling $62.5 million related to the acquisitions of Centragas, SECLP and SEOM. There were no noncash transactions in the first six months of 1997.

8. NOTES RECEIVABLE

 In the first six months of 1997, EPP loaned approximately $8.6 million to Enron in the form of a note receivable. The note bore interest at 5.4% payable quarterly and was payable on demand. The note was converted to the one-month London Interbank Offering Rate with principal due on demand and is included in cash and cash equivalents (see Note 3).

 During the first six months of 1997, EPP made additional COLs to SECLP in the amount of $4.0 million for construction-related items. As of June 30, 1997, the COLs and past due interest payments total in the aggregate $14.6 million. The COLs bear interest at 13.5% and are due in semiannual principal and interest payments through December 15, 2005. As of June 30, 1997, past due principal and interest on the COLs total $1.7 million and $1.6 million, respectively, of the $14.6 million and bear interest at 15.5%.

 In July 1997, EPP made additional COLs to SECLP in the amount of $0.3 million with the same terms as the previous COLs.

9. COMMITMENTS AND CONTINGENCIES

 EPP and subsidiaries, in the ordinary course of business, are defendants in various lawsuits and administrative proceedings before various courts and governmental agencies. Management believes that the final outcome of these

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

proceedings, individually and in the aggregate, will not have a material adverse impact on EPP's financial position or results of operations.

Argentina

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

 TGS has filed a claim against GdE and the Argentine government seeking the reimbursement of amounts paid by TGS in connection with the registration and payment of certain easements. On October 7, 1996, the Executive Branch, through Decree No. 1,136/96, created a contribution fund, as provided for in the license to transport natural gas through the southern Argentine gas pipeline system granted to TGS in December 1992, to assume GdE's obligations for paying easements and any other compensation to land owners for an initial five-year period, beginning with privatization. ENARGAS has started managing the above mentioned fund, which is financed by a special charge included in the transportation rates and reimbursed to ENARGAS. TGS expects to recover the amounts paid related to such easement. As of June 30, 1997, the total amount sought by TGS is approximately $3.4 million.

Regulatory Matters

 On July 4, 1997, ENARGAS announced its resolution covering the base natural gas transportation tariffs of TGS for the five-year period commencing January 1, 1998. The ENARGAS resolution included an up-front, one-time tariff reduction of 6.5% for the efficiency factor and the framework by which TGS will promote and price future systems expansions. The resolution did not address the investment factor nor other proposals which could partially mitigate the impact of the rate reduction.

 Under the Argentine Natural Gas Act, every five years ENARGAS is required to review the tariffs charged for regulated transportation services with the use of an incentive tariff methodology. The methodology provides for the derivation of an efficiency factor and an investment factor. The efficiency factor, which is a reduction to transporters' base tariff rates, is a sharing mechanism between the transporters and their customers resulting from specific, quantifiable efficiencies identified by ENARGAS. The investment factor, which is an increase to the transporters' base tariff, is a funding mechanism designed to recover the incremental investment in and return on ENARGAS-approved expansions to be undertaken by the transporter during the established period.

 EPP believes that the concepts ENARGAS has applied are inconsistent with the letter and spirit of the regulatory framework which was intended to encourage operational efficiencies. EPP will continue to work with TGS to evaluate the resolution and its impact on planned future investments.

Dominican Republic

 SECLP is currently involved in an International Chamber of Commerce arbitration proceeding against Corporacion Dominicana de Electricidad (CDE), the government agency which provides electric services to the Dominican Republic, and the Dominican Republic Government (DR Government). In SECLP's earlier pleadings in the arbitration proceedings, SECLP has formally alleged that CDE owes approximately $19.4 million in past due amounts under the Electric Energy Supply and Sales Contract dated July 26, 1993, as amended, among SECLP, CDE and the DR Government (Puerto Plata Energy Supply Contract), a claim which CDE disputes. SECLP has

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

reserved the right to update its pleadings prior to a final arbitration hearing date to include the then current amount of the alleged receivable. As of July 31, 1997, SECLP believes that the total receivable is approximately $30 million. CDE has alleged that SECLP owes approximately $13.6 million in delay damages to CDE pursuant to the Puerto Plata Energy Supply Contract. In addition to CDE's claims, the DR Government has alleged that its guaranty of CDE's obligations under the Puerto Plata Energy Supply Contract and the $24 million letter of credit furnished by the DR Government are void because such commitments were not approved by the Congress of the Dominican Republic. At the request of the DR Government, the arbitration tribunal has requested that SECLP refrain from drawing on the letter of credit while the arbitration is underway. In the arbitration proceeding, SECLP has denied the claims of CDE and the DR Government and is defending against such claims, which defense includes the fact that the claim for delay damages was previously waived by CDE and the DR Government in an earlier contractual undertaking. SECLP believes that it has strong legal and factual defenses and is vigorously pursuing its claims against, as well as contesting the claims brought by CDE and the DR Government. SECLP anticipates a decision by the arbitration panel by the end of 1997. While the arbitration proceeding is ongoing, SECLP and CDE have begun informal and preliminary discussions to negotiate a settlement of their dispute. Although no assurances can be given, EPP believes that the ultimate resolution of this matter will not have a material adverse effect on EPP's financial position or results of operations.

 On October 5, 1994, Hotelera del Atlantico, S.A. (Hotelera), the owner of a hotel located near the Puerto Plata Plant in the Dominican Republic (Puerto Plata Plant), initiated an action against SECLP in the Dominican Republic, requesting damages in excess of 1.5 billion pesos (approximately $108 million based on a conversion rate of 13.83 pesos/U.S. dollar) and a penalty of 50,000 pesos (approximately $3,600) for each day SECLP continued to operate the Puerto Plata Plant after the action was initiated. Hotelera alleges that physical damage and nuisance were caused to the hotel by the operation of the Puerto Plata Plant prior to December 15, 1994. On December 15, 1994, an agreement between the parties was reached and a settlement agreement was signed (Settlement Agreement). However, on September 4, 1995, Hotelera filed a petition with the Dominican Republic Council of Reconciliation and Arbitration alleging, among other things, that the environmental guidelines of the World Bank had not been followed by SECLP as agreed to in the Settlement Agreement. SECLP has no reason to believe that it has not complied with the World Bank guidelines and is aggressively defending against such claims. While Enron has agreed to indemnify EPP from any changes in investment value due to the financial impact to the project of the Hotelera dispute, an adverse decision in the Hotelera dispute may impact EPP's earnings from SECLP. Although no assurances can be given, EPP believes that the ultimate resolution of this matter will not have a material adverse effect on EPP's financial position or results of operations.

 SECLP, General Electric Company (GE), Raytheon Engineers & Constructors (Raytheon), Enron Power Construction Company and certain subcontractors and insurers have been involved in discussions covered by a confidentiality arrangement relating to claims arising from the design, construction, start-up, testing and operation of the Puerto Plata Plant. A settlement of claims has been agreed to between SECLP, GE and Raytheon. While Enron has agreed to indemnify EPP from any changes in the investment value due to the potential financial impact of these settlements on the project, the settlements could impact EPP's earnings from SECLP. Although no assurances can be given, EPP believes that the ultimate resolutions of these matters will not have a material adverse effect on EPP's financial position or results of operations.

 Enron is obligated to fund certain amounts to SECLP associated with construction-related items and other issues. Pursuant to the purchase arrangement regarding SECLP between subsidiaries of Enron and EPP, if required to fund such amounts, Enron will loan funds as COLs to SECLP through EPP. The Purchase Agreement among EPP, Enron International Inc. and Enron Holding Company L.L.C. dated June 17, 1996, includes provisions that may require an adjustment to the purchase price by December 31, 1997, depending upon the resolution of certain contingencies, including the final amount of additional COLs and collection of certain receivables ($2.8 million) by SECLP from CDE. Any purchase price adjustments may be settled in EPP common shares or cash. Although no assurances can be given, EPP believes that the ultimate resolution of this matter will not have a material adverse effect on EPP's financial position or results of operations.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

Philippines

 At June 30, 1997, BPC had a value added tax (VAT) receivable of approximately $6.0 million. The realization of the VAT receivable requires the attainment of VAT exemption from the Bureau of Internal Revenue (BIR), the Philippine tax authority. BPC received confirmation of VAT exemption through BIR ruling No. 43-97 dated May 15, 1997. EPP believes that the VAT receivable will be realized either as a credit against future tax liabilities or a refund from BIR and/or National Power Corporation, the primary electric power supplier in the Philippines, and that the full amount of the VAT receivable will be recovered.

10. DEFERRED INCOME TAXES

 During the first six months of 1997, EPP reversed a reserve of approximately $4.0 million for certain Philippine withholding taxes based upon the repeal of a U.S. tax law which enabled EPP to alter its tax planning strategies. Under the new strategies, EPP believes that such cash will ultimately be received without incurring such withholding taxes and, accordingly, management believes that a liability for such withholding taxes is no longer required.

11. DERIVATIVE FINANCIAL INSTRUMENTS

 During the first six months of 1997, EPP entered into forward purchase contracts (Contracts) on Colombian pesos with a notional value of $24.6 million scheduled to settle between late 1997 and early 1998. EPP entered into these Contracts to offset potential fluctuations in planned equity earnings from Centragas resulting from changes in the peso exchange rate. Such changes can cause U.S. GAAP income to vary by impacting Colombian tax expense and foreign exchange gains or losses on peso-denominated monetary assets and liabilities. These Contracts do not hedge specific transactions, assets or liabilities and, accordingly, are marked to market with gains or losses reported as other income (expense), net. Gains or losses on the termination, sale or maturity of these Contracts will be reported as other income (expense), net. These Contracts generated approximately $1.4 million of income during the first six months of 1997, which is included in other income (expense), net.

12. EARNINGS PER SHARE

 In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" effective for interim and annual periods beginning after December 15, 1997. This statement replaces primary earnings per share (EPS) with a newly defined basic EPS and modifies the computation of diluted EPS. EPP's basic and diluted EPS computed using the requirements of SFAS No. 128 are the same as the currently disclosed primary EPS amounts.

13. PROPOSED MERGER

 On May 14, 1997, Enron submitted an offer to the Oversight Committee (composed of three non-Enron-affiliated directors) of the Board of Directors of EPP whereby Enron would purchase for $32 per share all outstanding EPP common shares not already owned by Enron. Under the proposal, Enron would issue Enron common shares in exchange for the EPP common shares. The merger proposal is currently being evaluated by EPP's Oversight Committee.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIMARY ASSETS AND SOURCES OF EARNINGS AND CASH

 The primary assets of Enron Global Power & Pipelines L.L.C. ("EPP"), a Delaware limited liability company which is approximately 52% owned by Enron Corp. (together with its subsidiaries, "Enron") at June 30, 1997, are its interests in 50% or less owned companies ("Project Companies"), which it holds directly or indirectly through wholly owned subsidiaries. EPP accounts for its interests in the Project Companies under the equity method of accounting and records its proportionate share of the earnings or losses of the Project Companies. The operations of the Project Companies are EPP's primary source of earnings. EPP also receives technical assistance fees, paid by Project Companies to certain wholly owned subsidiaries of EPP, primarily by Transportadora de Gas del Sur S.A. ("TGS") to Enron Pipeline Company -- Argentina S.A. ("EPCA"). Dividends paid by the Project Companies are EPP's primary source of cash. Declaration and payment of such dividends are at the sole discretion of the boards of directors of the Project Companies and are subject to certain restrictions, including, among others, each Project Company's operating profitability, restrictions on the distribution of cash under applicable credit agreements and government imposed currency restrictions. See "Liquidity and Capital Resources of EPP -- Primary Sources of Cash" for further discussion regarding cash.

RESULTS OF OPERATIONS OF EPP

GENERAL

 For the six months ended June 30, 1997, EPP's equity in earnings and technical assistance fees from its Argentine and Philippine operations constituted approximately 70% and 17%, respectively, of EPP's equity in earnings and technical assistance fees. As of June 30, 1997, Argentine and Philippine assets accounted for approximately 49% and 19%, respectively, of EPP's assets. As a result, if the Argentine or Philippine operations were materially and adversely affected, EPP's financial condition and results of operations could be materially and adversely affected. See "Pipeline Operations" and "Power Operations" below for the results of operations of EPP's Project Companies.

 Acquisitions of projects from Enron are transactions between entities under common control that are accounted for similar to the pooling of interests method of accounting using the historical carryover basis and restating historical results to include the results of acquired projects. There were no acquisitions during the six months ended June 30, 1997.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 VS. THE THREE MONTHS ENDED JUNE 30, 1996

 EQUITY IN EARNINGS AND TECHNICAL ASSISTANCE FEES. Equity in earnings and technical assistance fees decreased $0.9 million (6%) in the second quarter of 1997 compared to the second quarter of 1996. The decrease is primarily due to decreased earnings in Centragas -- Transportadora de Gas de la Region Central de Enron Development & Cia., S.C.A. ("Centragas") attributable to the reversal of the early completion bonus from the unfavorable amicable compoundment decision (see Note 2 to EPP's financial statements and notes thereto). This decrease was partially offset by earnings resulting from the increased ownership in Compania de Inversiones de Energia S.A. ("CIESA").

 GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.3 million (22%) during the second quarter of 1997 compared to the second quarter of 1996 primarily as a result of the expiration of an agreement requiring reimbursement of certain expenses.

 INTEREST EXPENSE. Interest expense increased $0.4 million (100%) during the second quarter of 1997 compared to the second quarter of 1996 primarily due to interest expense associated with the debt incurred in obtaining the additional ownership of CIESA in July 1996.

 INTEREST INCOME. Interest income increased $0.9 million (136%) during the second quarter of 1997 compared to the second quarter of 1996 primarily due to interest earned from the Dominican Republic cost overrun loans (see Note 8 to EPP's financial statements and notes thereto).

 OTHER INCOME (EXPENSE), NET. Other income (expense), net, represented income of $0.5 million for the second quarter of 1997 and expense of $1.1 million for the second quarter of 1996. The $0.5 million of income in 1997 was primarily attributable to a gain recognized from forward contracts used to mitigate foreign exchange risk in Colombia. The 1996 expense primarily represents acquisition costs incurred for the Colombia and the Dominican Republic projects.

 INCOME TAX (EXPENSE) BENEFIT. The income of EPP is not taxable to EPP; however, EPCA and Enron Power Philippines Corp. ("EPPC"), both wholly owned subsidiaries of EPP, are taxable entities in their respective local jurisdictions. The effective tax rate paid by these subsidiaries is less than the statutory rate because a majority of the income of these subsidiaries relates to ownership of equity investments, which is not subject to tax; however, EPCA is subject to taxes (currently 33%) primarily on the technical assistance fees received from TGS, net of interest expense. Dividends paid to EPP from Centragas are subject to certain withholding taxes of 7%.

 Income tax expense decreased $0.5 million (49%) for the second quarter of 1997 compared to the second quarter of 1996 primarily due to the elimination of certain Philippine withholding taxes after the one-time reversal of a reserve for certain Philippine withholding taxes in the first quarter of 1997. This reversal of a reserve for certain Philippine withholding taxes was based upon the repeal of a U.S. tax law which enabled EPP to alter its tax planning strategies. Under the new strategies, EPP believes that such cash will ultimately be received without incurring these withholding taxes and, accordingly, management believes that a liability for these withholding taxes is no longer required.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 VS. THE SIX MONTHS ENDED JUNE 30, 1996

 EQUITY IN EARNINGS AND TECHNICAL ASSISTANCE FEES. Equity in earnings and technical assistance fees decreased $0.4 million (1%) in the first six months of 1997 compared to the first six months of 1996. The decrease is primarily due to decreased earnings in Centragas attributable to the reversal of the early completion bonus from the unfavorable amicable compoundment decision (see Note 2 to EPP's financial statements and notes thereto). This decrease was partially offset by the earnings resulting from the increased ownership in CIESA and increased earnings in the Philippines. The increased earnings in the Philippines are primarily a result of increased revenues due to more efficient operations.

 GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.4 million (13%) for the first six months of 1997 compared to the first six months of 1996 primarily as a result of the expiration of an agreement requiring reimbursement of certain expenses.

 INTEREST EXPENSE. Interest expense increased $1.3 million (100%) for the first six months of 1997 compared to the first six months of 1996 primarily due to interest expense associated with the debt incurred in obtaining the additional ownership of CIESA in July 1996.

 INTEREST INCOME. Interest income increased $1.6 million (162%) for the first six months of 1997 compared to the first six months of 1996 primarily due to interest earned from the Dominican Republic cost overrun loans (see Note 8 to EPP's financial statements and notes thereto).

 OTHER INCOME (EXPENSE), NET. Other income (expense), net, represented income of $1.5 million for the first six months of 1997 and expense of $1.9 million for the first six months of 1996. The $1.5 million of income in

1997 was primarily attributable to a gain recognized from forward contracts used to mitigate foreign exchange risk in Colombia. The 1996 expense primarily represents acquisition costs incurred for the Colombia and the Dominican Republic projects.

 INCOME TAX (EXPENSE) BENEFIT. Income taxes decreased $5.1 million for the first six months of 1997 compared to the first six months of 1996 primarily due to the one-time reversal of a reserve for certain Philippine withholding taxes and the elimination of accrued Philippine withholding taxes after the one-time reversal in the first quarter of 1997 based upon the repeal of a U.S. tax law which enabled EPP to alter its tax planning strategies. Under the new strategies, EPP believes that such cash will ultimately be received without incurring these withholding taxes and, accordingly, management believes that a liability for these withholding taxes is no longer required.

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

 On June 16, 1997, EPP paid a quarterly dividend of approximately $6.5 million, or $0.25 per share.

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

 On March 5, 1997, EPP received $47.0 million in connection with the exercise by Enron of its option to acquire EPP common shares ("Common Shares"). EPP used a portion of the proceeds from this option exercise to repay a $36.6 million note payable to Enron.

 In the first six months of 1997, EPP loaned approximately $8.6 million to Enron in the form of a note receivable. The note bore interest at 5.4% payable quarterly and was payable on demand. The note was converted to the one-month London Interbank Offering Rate with principal due on demand.

 During the first six months of 1997, EPP made additional COLs to SECLP in the amount of $4.0 million for construction-related items. As of June 30, 1997, the COLs and past due interest payments total in the aggregate $14.6 million. The COLs bear interest at 13.5% and are due in semiannual principal and interest payments through December 15, 2005. As of June 30, 1997, past due principal and interest on the COLs total $1.7 million and $1.6 million, respectively, of the $14.6 million and bear interest at 15.5%.

 In the first six months of 1997, Subic Power Corp. ("Subic") and Batangas Power Corp. ("Batangas") paid $3.0 million and $10.0 million in dividends, respectively, of which EPPC received approximately $6.5 million. EPCA received approximately $14.2 million in dividends from CIESA in the first six months of 1997. EPP received approximately $1.5 million in dividends from Puerto Quetzal Power Corp. ("PQPC") in the first six months of 1997. During the first six months of 1997, Centragas declared dividends of approximately $29.9 million, approximately $4.6 million of which was received during the first six months of 1997 and $10.0 million of which is expected to be received by EPP incrementally through December 1997. SECLP and SEOM paid no dividends during the first six months of 1997.

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

RECENT EVENTS

 On July 4, 1997, Ente Nacional Regulador del Gas ("ENARGAS"), the Argentine federal gas regulatory entity, announced its resolution covering the base natural gas transportation tariffs of TGS for the five-year period commencing January 1, 1998. The ENARGAS resolution included an up-front, one-time tariff reduction of 6.5% for the efficiency factor and the framework by which TGS will promote and price future systems expansions. The resolution did not address the investment factor nor other proposals which could partially mitigate the impact of the rate reduction (see Note 9 to EPP's financial statements and notes thereto).

 EPP and TGS are presently analyzing various options that could mitigate the negative impact of the rate reduction. Accordingly, the final impact of the ENARGAS resolution on the future revenues and net income of TGS and EPP, respectively, has not been determined.

PIPELINE OPERATIONS

 Equity in earnings of the pipeline operations represents EPP's 331/3% interest in CIESA (increased from 25% on July 31, 1996), which owns 70% of TGS, and EPP's 49% interest in Centragas, which EPP acquired in May 1996 and which began full commercial operation in February 1996. See "Results of Operations of EPP -- General."

  RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 VS. THE THREE MONTHS ENDED JUNE 30, 1996

 Presented below is a summary of income statement information for the combined pipeline operations of CIESA and Centragas for the second quarter of 1997 and 1996 on a U.S. Generally Accepted Accounting Principles ("GAAP"), historical U.S. dollar, 100% basis. See "Results of Operations of EPP -- General."

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                                       --------
                                                                  1997            1996
                                                               ---------        --------
                                                                     (IN THOUSANDS)
 Gas transportation revenues                                   $  98,855        $104,932
 Gas processing revenues                                          12,557          11,779
                                                               ---------        --------
  Total Revenues                                                 111,412         116,711
 Operating, administrative and selling expenses                  (33,405)        (33,562)
 Interest income                                                   1,715           1,793
 Interest expense, net of capitalized interest                   (20,840)        (22,287)
 Other income                                                       (327)           (294)
                                                               ---------        --------
  Income Before Minority Interest and Income Taxes                58,555          62,361
 Minority interest                                               (12,785)        (12,551)
 Income tax expense                                              (22,351)        (22,337)
                                                               ---------        --------
  Net Income                                                   $  23,419        $ 27,473
                                                               =========        ========
 EPP's Equity in Earnings of Pipeline Operations               $   6,761        $  7,674
                                                               =========        ========

 GAS TRANSPORTATION REVENUES. Transportation revenues decreased $6.1 million (6%) for the second quarter of 1997 compared to the second quarter of 1996. Transportation revenues of Centragas decreased $9.6 million during the second quarter of 1997 primarily as a result of the reversal of the early completion bonus recorded in the second quarter of 1996 (see Note 2 to EPP's financial statements and notes thereto). Transportation revenues at TGS increased $3.5 million during the second quarter of 1997 primarily as a result of the extension of certain firm transportation agreements and the 1.5% increase in tariff rates effective July 1, 1996.

 GAS PROCESSING REVENUES. During the second quarter of 1997 as compared to the second quarter of 1996, processing revenues increased by $0.8 million (7%) primarily due to increased prices and volumes of natural gas liquids. Improved operating efficiencies in Argentina during the first quarter of 1997 provided the increased volume of natural gas liquids. Centragas does not generate any processing revenues.

 OPERATING, ADMINISTRATIVE AND SELLING EXPENSES. Operating, administrative and selling expenses remained relatively unchanged from the second quarter of 1996 compared to the second quarter of 1997.

 INTEREST INCOME. Interest income remained relatively unchanged from the second quarter of 1996 compared to the second quarter of 1997. Interest income at TGS and CIESA decreased $0.8 million primarily due to lower average short-term investment balances and lower interest rates during the second quarter of 1997. Interest income at Centragas increased $0.7 million during the second quarter of 1997 primarily as a result of loans made to affiliates.

 INTEREST EXPENSE, NET OF CAPITALIZED INTEREST. Interest expense, net of capitalized interest, decreased $1.4 million (6%) for the second quarter of 1997 compared to the second quarter of 1996 primarily due to decreases at TGS and CIESA ($1.4 million). The decrease in interest expense, net of capitalized interest, at TGS and CIESA for the second quarter of 1997 was primarily a result of lower interest rates at TGS (partially offset by increased average debt outstanding), lower interest rates at CIESA from debt refinancing (see "Liquidity and Capital Resources of Pipeline Operations") and increased capitalized interest at TGS from increased capital expenditures.

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

 Income tax expense remained relatively unchanged from the second quarter of 1996 compared to the second quarter of 1997. Income tax expense at TGS and CIESA increased $3.8 million during the second quarter of 1997 as a result of the increase in the Argentina statutory income tax rate from 30% to 33% in September 1996 and increased taxable income. Income tax expense at Centragas decreased $3.8 million during the second quarter of 1997 primarily as a result of the reversal of the early completion bonus (see Note 2 to EPP's financial statements and notes thereto).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 VS. THE SIX MONTHS ENDED JUNE 30, 1996

 Presented below is a summary of income statement information for the combined pipeline operations of CIESA and Centragas for the first six months of 1997 and 1996 on a U.S. GAAP, historical U.S. dollar, 100% ownership basis. See "Results of Operations of EPP -- General."

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                             -------------------------
                                                               1997             1996
                                                             --------         --------
                                                                  (IN THOUSANDS)

Gas transportation revenues                                  $204,024         $205,963
Gas processing revenues                                        21,102           22,725
                                                             --------         --------
 Total Revenues                                               225,126          228,688
Operating, administrative and selling expenses                (66,082)         (66,337)
Interest income                                                 2,908            3,364
Interest expense, net of capitalized interest                 (41,909)         (42,582)
Other income                                                      228            1,065
                                                             --------         --------
 Income Before Minority Interest and Income Taxes             120,271          124,198
Minority interest                                             (25,054)         (25,280)
Income tax expense                                            (47,262)         (41,554)
                                                             --------         --------
 Net Income                                                  $ 47,955         $ 57,364
                                                             ========         ========
EPP's Equity in Earnings of Pipeline Operations              $ 14,825         $ 16,529
                                                             ========         ========

 GAS TRANSPORTATION REVENUES. Transportation revenues decreased $1.9 million (1%) for the first six months of 1997 compared to the first six months of 1996. Transportation revenues at Centragas decreased $10.5 million during the first six months of 1997 primarily as a result of the reversal of the early completion bonus recorded in the first six months of 1996 (see Note 2 to EPP's financial statements and notes thereto). Transportation revenues at TGS increased $8.6 million during the first six months of 1997 primarily as a result of the extension of certain firm transportation agreements and the 1.5% increase in tariff rates effective July 1, 1996.

 GAS PROCESSING REVENUES. During the first six months of 1997 as compared to the first six months of 1996, processing revenues decreased by $1.6 million (7%) primarily due to scheduled plant maintenance at the Cerri Complex in Argentina during the first quarter of 1997. This decrease was partially offset by increased prices and volumes in the second quarter of 1997. Improved operating efficiencies provided the increased volume of natural gas liquids.

 OPERATING, ADMINISTRATIVE AND SELLING EXPENSES. Operating, administrative and selling expenses decreased $0.3 million (less than 1%) during the first six months of 1997 compared to the first six months of 1996. Operating, administrative and selling expenses decreased $1.5 million at TGS during the first six months of 1997 primarily as a result of reductions in labor and operating costs attained through improved operating efficiencies. The reduction in operating costs was partially offset by increased depreciation expense related to increased capital expenditures at TGS. Operating, administrative and selling expenses increased $1.2 million at Centragas during the first six months of 1997 primarily due to a full period of commercial operations during 1997 with commercial operations commencing on February 24, 1996.

 INTEREST INCOME. Interest income decreased $0.5 million (14%) during the first six months of 1997 compared to the same period in 1996. Interest income at TGS and CIESA decreased $1.5 million during the first six months of 1997 primarily due to lower average short-term investment balances and lower interest rates at TGS and CIESA. This decrease was partially offset by an increase in interest income at Centragas ($1.0 million), which was primarily attributable to loans made to affiliates.

 INTEREST EXPENSE, NET OF CAPITALIZED INTEREST. Interest expense, net of capitalized interest, decreased $0.7 million (2%) for the first six months of 1997 compared to the first six months of 1996. Interest expense, net of capitalized interest, decreased $1.4 million at TGS and CIESA during the first six months of 1997 primarily due to lower interest rates and increased capitalized interest from increased capital expenditures. Interest expense, net of capitalized interest, increased $0.7 million at Centragas during the first six months of 1997 primarily as a result of a full period of commercial operations during 1997 with commercial operations commencing on February 24, 1996.

 INCOME TAX EXPENSE. Income tax expense in the first six months of 1997 increased $5.7 million (14%) compared to the first six months of 1996. Income tax expense at TGS and CIESA increased $7.5 million during the first six months of 1997 primarily due to the impact of the increase in the Argentina statutory income tax rate from 30% to 33% in September 1996 and increased taxable income in Argentina. Income tax expense at Centragas decreased $1.8 million during the first six months of 1997 primarily due to the reversal of the early completion bonus (see Note 2 to EPP's financial statements and notes thereto).

LIQUIDITY AND CAPITAL RESOURCES OF PIPELINE OPERATIONS

 As of June 30, 1997, TGS had access to approximately $300 million under a global program to issue up to $500 million of debt securities. In addition, TGS had access to $200 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission during 1996.

 In January and February 1997, the board of directors and shareholders of TGS, respectively, approved the creation of a new global program for the issuance of short-term debt securities for a maximum amount of $150 million. As of June 30, 1997, TGS had $150 million outstanding at 5.80% under these issuances, which have been classified as long-term debt since TGS has the ability to and intends to refinance these securities throughout the five-year term of the new global program.

 On April 22, 1997, CIESA issued a five year $220 million debt security at the three month London Interbank Offering Rate ("LIBOR") plus 2% for the first two years, stepping up to LIBOR plus 2.70% thereafter. CIESA used these proceeds to retire a $220 million bridge credit facility.

 TGS believes that cash flows from operations supplemented with external debt financing will provide sufficient liquidity to fund its capital expenditures, pay dividends, cover its debt service and provide sufficient working capital.

 As of June 30, 1997, CIESA's total capitalization amounted to $1.5 billion. Total capitalization was comprised of debt of $897 million, shareholders' equity of $379 million and minority interest of $272 million. Debt as a percentage of total capitalization increased from 55% at December 31, 1996, to 58% at June 30, 1997.

 Future capital expenditures for Centragas are expected to be minimal. Centragas expects to meet cash requirements using cash flows from operations.

RECENT EVENTS

 On July 4, 1997, ENARGAS announced its resolution covering the base natural gas transportation tariffs of TGS for the five-year period commencing January 1, 1998. The ENARGAS resolution included an up-front, one-time tariff reduction of 6.5% for the efficiency factor and the framework by which TGS will promote and price future systems expansions. The resolution did not address the investment factor nor other proposals which could partially mitigate the impact of the rate reduction (see Note 9 to EPP's financial statements and notes thereto).

 TGS is presently analyzing various options that could mitigate the negative impact of the rate reduction. Accordingly, the final impact of the ENARGAS resolution on the future revenues and net income of TGS has not been determined.

POWER OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 VS. THE THREE MONTHS ENDED JUNE 30, 1996

 Presented below is a summary of income statement information for the combined power operations of the Philippine power plants located in Subic Bay ("Subic Plant") and Batangas ("Batangas Plant") with the Puerto Quetzal Plant in Guatemala ("Puerto Quetzal Plant") and the Puerto Plata Plant in the Dominican Republic ("Puerto Plata Plant") for the first quarter of 1997 and 1996 on a U.S. GAAP, historical U.S. dollar, 100% basis. See "Results of Operations of EPP -- General."

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                              --------
                                                          1997           1996
                                                        --------       --------
                                                          (IN THOUSANDS)
 Capacity revenues                                      $ 32,840       $ 33,351
 Variable revenues                                        22,909         16,173
                                                        --------       --------
        Total Revenues                                    55,749         49,524
 Fuel cost                                               (17,648)       (11,749)
 Operating and administrative expenses                   (11,093)        (9,635)
 Depreciation and amortization expense                    (8,258)        (8,868)
                                                        --------       --------
        Net Operating Income                              18,750         19,272
 Interest expense, net                                    (9,188)        (9,494)
 Other expense, net                                         (584)          (403)
                                                        --------       --------
        Income Before Income Taxes                         8,978          9,375
 Income tax expense                                       (1,025)          (914)
                                                        --------       --------
        Net Income                                      $  7,953       $  8,461
                                                        ========       ========
 EPP's Equity in Earnings of Power Operations           $  4,010       $  4,132
                                                        ========       ========


 REVENUES. A significant portion of each Project Company's revenue is attributable to payments tied to the capacity of the respective plant, whether on annual availability (the Subic and Batangas Plants) or an annual capacity test (the Puerto Quetzal and Puerto Plata Plants). Capacity revenues remained relatively unchanged from the second quarter of 1996 to the second quarter of 1997.

 The second type of payment, an energy fee, varies directly with actual output and, under the current cost structures of the plants, essentially covers variable costs. Total variable revenues increased $6.7 million (42%) in the second quarter of 1997 compared to the second quarter of 1996. Variable revenues increased at the Puerto Plata Plant ($6.2 million) in the second quarter of 1997 primarily as a result of increased output. Variable revenues increased at the Puerto Quetzal Plant ($0.5 million) for the second quarter of 1997 primarily due to increased fuel costs. Variable revenues remained relatively unchanged for the second quarter of 1997 at the Subic and Batangas Plants.

 FUEL COST. Fuel cost is the expense for the fuel burned at the Puerto Quetzal and Puerto Plata Plants. An Enron affiliate supplies fuel to these plants at market-based rates. Total fuel cost increased $5.9 million (50%) for the second quarter of 1997 compared to the second quarter of 1996. Fuel cost at the Puerto Plata Plant increased $5.2 million for the second quarter of 1997 primarily due to the increased output discussed above. Fuel cost at the Puerto Quetzal Plant increased $0.7 million for the second quarter of 1997 primarily due to the higher fuel prices discussed above. Fuel is provided to the Subic and Batangas Plants by their customer, National Power Corporation, at no cost to these plants.

 OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses increased $1.5 million (15%) in the second quarter of 1997 compared to the second quarter of 1996. The increase was primarily due to increased operating and administrative expenses of the Puerto Plata Plant ($1.7 million) and the Batangas Plant ($0.5 million), partially offset by decreased operating and administrative expenses at the Subic Plant ($0.7 million). The increase in operating and administrative expenses at the Puerto Plata Plant for the second quarter of 1997 was primarily due to increased legal fees associated with the arbitration with Corporacion Dominicana de Electricidad ("CDE"), the government agency which provides electric services to the Dominican Republic (see Note 9 to EPP's financial statements and the notes thereto) and maintenance costs. The increase in operating and administrative expenses at the Batangas Plant for the second quarter of 1997 was primarily the result of increased maintenance costs. The decrease in operating and administrative expenses for the second quarter of 1997 at the Subic Plant was primarily due to lower maintenance costs.

 DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased $0.6 million (7%) in the second quarter of 1997 compared to the second quarter of 1996. The decrease was due primarily to lower depreciation and amortization expense at the Puerto Plata Plant ($0.5 million).

 INTEREST EXPENSE, NET. Interest expense, net, decreased $0.3 million (3%) in the second quarter of 1997 compared to the second quarter of 1996. Interest expense, net, decreased at the Batangas, Subic and Puerto Quetzal Plants for the second quarter of 1997 ($0.4 million, $0.3 million and $0.1 million, respectively) primarily due to lower outstanding debt balances. These decreases were partially offset by the increase in interest expense, net, at the Puerto Plata Plant ($0.5 million) in the second quarter of 1997, primarily attributable to increased interest expense on the cost overrun loans (see Note 8 to EPP's financial statements and notes thereto).

 INCOME TAX EXPENSE. Income tax expense is the tax on the power plants in their respective local jurisdictions. On an aggregate basis, the effective tax rate for the Subic and Batangas Plants is less than the statutory rate due to the Subic and Batangas Plants being granted certain income tax holidays and concessions. PQPC is organized as a U.S. domiciled company with a foreign branch office. SECLP has been granted an income tax holiday for the life of the project. Income tax expense increased $0.1 million (12%) for the second quarter of 1997 compared to the second quarter of 1996 primarily due to an increase at the Puerto Quetzal Plant primarily attributable to increased taxable income.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 VS. THE SIX MONTHS ENDED JUNE 30, 1996

 Presented below is a summary of income statement information for the combined power operations of the Subic, Batangas, Puerto Quetzal and Puerto Plata Plants for the first six months of 1997 and 1996 on a U.S. GAAP, historical U.S. dollar, 100% ownership basis. See "Results of Operations of EPP -- General."

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                          --------
                                                     1997           1996
                                                   --------       --------
                                                        (IN THOUSANDS)
 Capacity revenues                                 $ 65,556       $ 63,325
 Variable revenues                                   45,407         37,524
                                                   --------       --------
        Total Revenues                              110,963        100,849
 Fuel cost                                          (34,829)       (27,637)
 Operating and administrative expenses              (20,390)       (18,193)
 Depreciation and amortization expense              (16,963)       (17,741)
                                                   --------       --------
        Net Operating Income                         38,781         37,278
 Interest expense, net                              (18,298)       (18,241)
 Other expense, net                                  (1,246)        (1,148)
                                                   --------       --------
        Income Before Income Taxes                   19,237         17,889
 Income tax expense                                  (2,489)        (2,180)
                                                   --------       --------
        Net Income                                 $ 16,748         15,709
                                                   ========       ========
 EPP's Equity in Earnings of Power Operations      $  8,427       $  7,657
                                                   ========       ========

 REVENUES. Capacity revenues increased $2.2 million (4%) in the first six months of 1997 compared to the first six months of 1996. Capacity revenues increased at the Puerto Plata Plant ($1.0 million) in the first six months of 1997 primarily due to a full period of commercial operations during 1997 with commercial operations commencing on January 15, 1996. Capacity revenues increased $0.5 million and $0.3 million at the Subic and Batangas Plants, respectively, in the first six months of 1997 primarily due to more efficient operations. Capacity revenues increased $0.4 million at the Puerto Quetzal Plant in the first six months of 1997 primarily due to the annual price increase per the contract with the customer effective each February.

 Total variable revenues increased $7.9 million (21%) for the first six months of 1997 compared to the first six months of 1996 primarily due to the increase at the Puerto Plata Plant ($8.1 million), partially offset by the decrease at the Puerto Quetzal Plant ($0.5 million). The increase at the Puerto Plata Plant in the first six months of 1997 was primarily a result of increased output. The decrease at the Puerto Quetzal Plant in the first six months of 1997 was primarily attributable to lower fuel prices. Variable revenues remained relatively unchanged for the first six months of 1997 at the Subic and Batangas Plants.

 FUEL COST. Total fuel cost increased $7.2 million (26%) for the first six months of 1997 compared to the first six months of 1996 primarily as a result of the increase in fuel cost at the Puerto Plata Plant. Fuel cost at the Puerto Plata Plant increased $7.0 million for the first six months of 1997 primarily due to the increased output discussed above.

 OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses increased $2.2 million (12%) in the first six months of 1997 compared to the first six months of 1996. The increase was primarily due to increased operating and administrative expenses of the Puerto Plata Plant ($3.4 million) and the Batangas Plant ($0.3 million), partially offset by decreased operating and administrative expenses at the Subic Plant ($0.9 million) and the Puerto Quetzal Plant ($0.6 million). The increase in operating and administrative expenses at the Puerto Plata Plant for the first six months of 1997 was primarily due to increased legal fees associated with the CDE arbitration (see
Note 9 to EPP's financial statements and the notes thereto) and maintenance costs. The increase in operating and administrative expenses at the Batangas Plant for the first six months of 1997 was primarily attributable to increased insurance and maintenance costs. The decrease in operating and administrative expenses at the Subic and Puerto Quetzal Plants for the first six months of 1997 were primarily a result of decreased maintenance costs.

 DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased $0.8 million (4%) in the first six months of 1997 compared to the first six months of 1996. The decrease was primarily due to lower depreciation and amortization expense at the Puerto Plata Plant ($0.8 million).

 INTEREST EXPENSE, NET. Interest expense, net, remained relatively unchanged from the first six months of 1996 compared to the first six months of 1997. Interest expense, net, decreased $0.6 million, $0.4 million and $0.2 million at the Batangas, Subic and Puerto Quetzal Plants, respectively, in the first six months of 1997 primarily due to lower outstanding debt balances. Interest expense, net, increased $1.3 million at the Puerto Plata Plant in the first six months of 1997 primarily as a result of increased interest expense on the cost overrun loans (see Note 8 to EPP's financial statements and notes thereto).

 INCOME TAX EXPENSE. Income tax expense increased $0.3 million (14%) for the first six months of 1997 compared to the first six months of 1996 primarily as a result of an increase at the Puerto Quetzal Plant primarily attributable to increased taxable income.

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

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

 This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although EPP believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political developments in foreign countries, the timing and success of Enron's efforts to develop international power, pipeline and other infrastructure projects and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                                    PART II.
                               OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.       OTHER MATTERS

       On May 16, 1997, EPP announced that Enron had identified a proposed 116-megawatt, natural gas-fired combined heat and power plant in Nowa Sarzyna, Poland, as a designated development project for EPP's project portfolio. Under the Purchase Right Agreement between EPP and Enron, designated development projects must be offered by Enron to EPP at prices which meet certain projected minimum earnings, cash flow and internal rate of return criteria. With the addition of this Poland project as a designated development project, four Enron projects (Dabhol, India; Hainan Island, China; Nowa Sarzyna, Poland; and Trakya, Turkey) are now designated development projects which Enron will offer to EPP on terms specified in the Purchase Right Agreement.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:

       10.1 Firm Transportation Service Agreement FT-37, between TGS and Gas Natural BAN S.A. commencing May 22, 1996, with English translation.

       10.2 Firm Transportation Service Agreement FT-38, between TGS and MetroGas S.A. commencing July 25, 1996, with English translation.

       10.3 Firm Transportation Service Agreement FT-40, between TGS and Camuzzi Gas Pampeana S.A. commencing June 28, 1996, with English translation.

       10.4 US$220,000,000 Note Purchase Agreement dated as of April 18, 1997, among CIESA, Banco Supervielle Societe Generale S.A., Goldman, Sachs & Co. and Societe Generale as Arrangers, the Managing Agents named therein, the CoAgents named therein, the Lead Managers named therein, the Administrative Agent named therein and the Purchasers named therein.

       27     Financial Data Schedule

  (b)  Reports on Form 8-K:

       None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ENRON GLOBAL POWER & PIPELINES  L.L.C.
                                    (Registrant)

Date:         August 5, 1997        By /s/ RODNEY L. GRAY
                                       ------------------
                                       Rodney L. Gray
                                       Chairman and Chief Executive Officer

Date:         August 5, 1997        By /s/ KURT S. HUNEKE
                                       ------------------
                                       Kurt S. Huneke
                                       President and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
10.1   Firm Transportation Service Agreement FT-37, between TGS and Gas Natural
       BAN S.A. commencing May 22, 1996, with English translation.

10.2   Firm Transportation Service Agreement FT-38, between TGS and MetroGas
       S.A. commencing July 25, 1996, with English translation.

10.3   Firm Transportation Service Agreement FT-40, between TGS and Camuzzi Gas
       Pampeana S.A. commencing June 28, 1996, with English translation.

10.4   US$220,000,000 Note Purchase Agreement dated as of April 18, 1997, among
       CIESA, Banco Supervielle Societe Generale S.A., Goldman, Sachs & Co. and
       Societe Generale as Arrangers, the Managing Agents named therein, the CoAgents named therein, the Lead Managers named therein, the Administrative Agent named therein and the Purchasers named therein.

27     Financial Data Schedule