Form 10-K/A
period 1996-12-31
ENRON GLOBAL POWER & PIPELINES LLC
filed 1997-10-10
CIK 931583

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.  20549
                                  FORM 10-K/A
                               (Amendment No. 1)
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                For the fiscal year ended December 31, 1996 OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                        Commission file number 1-13584

                     ENRON GLOBAL POWER & PIPELINES L.L.C.
            (Exact name of registrant as specified in its charter)

          Delaware                                           76-00456366
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

333 Clay Street, Suite 1800
          Houston, Texas                                        77002
(Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code:(713) 853-6220

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                                     Name of each exchange
                                                         on which registered

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

List of Financial Statements and Financial Statement Schedules.

      See "Index to Financial Statements" set forth on Page F-1.

List of Exhibits.

      A list of the exhibits required to be filed herewith is set forth below.

Exhibit
   No.

3.1  -      Certificate of Formation of EPP (incorporated by reference to exhibit 3.1 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

3.2  -      Amended and Restated Limited Liability Company Agreement of EPP
         dated as of November  15, 1994 (incorporated by reference to exhibit
         3.2 to EPP's Annual Report on Form 10-K for year ended December 31,
         1994).

4.1<dagger> - U.S.$220,000,000 Term Loan Agreement and First Amendment to Term
         Loan Agreement dated as of May 15, 1996, among CIESA, the Initial Lenders named therein, Societ<e'> G<e'>n<e'>rale, Banco Supervielle Societ<e'> G<e'>n<e'>rale and Goldman, Sachs & Co., as Arrangers, the Managing Agents named therein and the Administrative Agent named therein.

10.1  -     Purchase Right Agreement dated as of November 15, 1994, between EPP and Enron Corp. (incorporated by reference to exhibit 10.1 to EPP's Annual Report on Form 10-K for year ended December 31, 1994).

10.2  -     Amendment No. 1 to  Purchase Right Agreement dated as of September
         29, 1995, between Enron Corp. and EPP (incorporated by reference to exhibit 10.4 to EPP's Quarterly Report on Form 10-Q for quarterly period ended September 30, 1995).

10.3  -     Administrative Services Agreement dated as of November 22, 1994, between Enron Corp. and EPP (incorporated by reference to exhibit 10.2 to EPP's Annual Report on Form 10-K for year ended December 31, 1994).

10.4  -     Master Contribution Agreement dated  as of November 15, 1994, among
         Enron Corp., EPP, EDC, Enron Power Corp., Electricidad Enron de Guatemala Sociedad An<o'>nima, EPCA and EPPC (incorporated by reference to exhibit 10.3 to EPP's Annual Report on Form 10-K for year ended December 31, 1994).

10.5  -     Waiver to Master Contribution Agreement dated as of September 29,
         1995, between Enron Corp. and EPP (incorporated by reference to exhibit 10.3 to EPP's Quarterly Report on Form 10-Q for quarterly period ended September 30, 1995).




Exhibit
  No.

10.6* -     Enron Global Power & Pipelines L.L.C. 1994 Share Option Plan and
         First Amendment to Enron Global Power & Pipelines L.L.C. 1994 Share Option Plan dated February 13, 1996 (incorporated by reference to exhibit 10.2 to EPP's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1996).

10.7* -     Enron  Global Power  &  Pipelines L.L.C. 1994 Annual Incentive Plan
         (incorporated by reference to exhibit 10.5 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.8* -     Enron Corp. Supplemental Retirement Plan (incorporated by reference to exhibit 10.6 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.9* -     Enron ExecutiveSupplemental Survivor Benefits Plan (incorporated by reference to exhibit 10.7 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.10*-     Pension Program for Enron  Corp. Deferral Plan Participants
         (incorporated by reference to exhibit 10.8 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.11*-     Enron  Corp. 1994 Deferral Plan (incorporated by reference to exhibit 10.9 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.12 -     License Agreement dated December 28, 1992, between TGS and the
         Government of Argentina together with the English Translation (incorporated by reference to exhibit 10.10 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.13 -     Owners Agreement dated as of November 12, 1992, among EPCA,
         Citicorp Equity Investments S.A., Compa<n~>a Naviera P<e'>rez Companc S.A.C.F.I.M.F.A. and Argentina Private Development Trust Company Limited, as amended by Amendment No. 1 to Bid Agreement, Owners Agreement and Shareholders Agreement, dated November 13, 1992, Amendment No. 2 to Owners Agreement, dated as of December 28, 1992, Amendment No. 3 to Owners Agreement, dated as of December 28, 1992 and Amendment No. 4 to Owners Agreement, dated as of December 28, 1992 (incorporated by reference to exhibit 10.11 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.14 -     Shareholders Agreement dated as of November 13, 1992, among EPCA,
         Citicorp Equity Investments S.A. and Compa<n~>a Naviera P<e'>rez Companc S.A.C.F.I.M.F.A., as amended by Amendment No. 1 to Bid Agreement, Owners Agreement and Shareholders Agreement, dated as of November 13, 1992, and Amendment No. 2 to Bid Agreement and Shareholders Agreement, dated as of December 28, 1992 (incorporated by reference to exhibit 10.12 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).







Exhibit
  No.

10.15 -     Technical Assistance Agreement dated as of December 28, 1992, between TGS and EPCA together with the English Translation (incorporated by reference to exhibit 10.13 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.16 -     Firm Transportation Agreement No. S-01, between TGS and
         Distribuidora de Gas Metropolitana S.A. commencing December 21, 1992 (incorporated by reference to exhibit 10.14 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.17 -     Firm Transportation Agreement No. S-02, between TGS and
         Distribuidora de Gas Buenos Aires Norte S.A. commencing December 21, 1992 (incorporated by reference to exhibit 10.15 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.18 -     Firm Transportation Agreement TF-31, between TGS and MetroGas commencing January 23, 1996, with English translation (incorporated by reference to exhibit 10.18 to EPP's Annual Report on Form 10-K/A for year ended December 31, 1995).

10.19 -     Firm Transportation Agreement TF-06, between TGS and Distribuidora de Gas Pampeana S.A. commencing May 1, 1994 (incorporated by reference to exhibit 10.17 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.20 -     Firm  Transportation  Agreement TF-20, between TGS and Pampeana commencing January 1, 1996, with English translation (incorporated by reference to exhibit 10.20 to EPP's Annual Report on Form 10-K/A for year ended December 31, 1995).

10.21 -     Firm Transportation Agreement TF-30, between TGS and Sur commencing
         March 1, 1994 (incorporated by reference to exhibit 10.21 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.22 -     Firm Transportation Agreement TF-25, between TGS and BAN commencing
         January 1, 1996, with English translation (incorporated by reference to exhibit 10.22 to EPP's Annual Report on Form 10-K/A for year ended December 31, 1995).

10.23 -     Form of Note dated December 28, 1992, from TGS in favor of YPF together with the English Translation (incorporated by reference to exhibit 10.22 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.24 -     Trust Deed relating to U.S. $350,000,000 Euro Medium-Term Notes
         Programme, dated December 14, 1993, between TGS and Citicorp Trustee Company Limited (incorporated by reference to exhibit 10.23 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).







Exhibit
  No.

10.25*-     Benefit and Compensation Agreement dated effective as of January 1,
         1995, between Enron Corp. and EPP (incorporated by reference to exhibit 10.24 to EPP's Annual Report on Form 10-K for year ended December 31, 1994).

10.26*-     Form of Indemnification Agreement between EPP and its officers and directors (incorporated by reference to exhibit 10.27 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.27*-     Enron Corp. 1991 Stock Plan, as amended and restated effective May
         1, 1992; and Enron Corp. 1994 Stock Plan (pursuant to which EPP employees will receive benefits under the Enron All-Employee Stock Option Program) (incorporated by reference to exhibit 10.28 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.28 -     Compensation Agreement dated March 17, 1995, among EPP, ECT and
         Rodney L. Gray (incorporated by reference to exhibit 10.28 to EPP's Annual Report on Form 10-K for year ended December 31, 1994).Exhibit No.

10.29 -     First Amendment to Compensation Agreement dated effective as of May
         1, 1995, among ECT, EDC, EPP and Rodney L. Gray (incorporated by reference to exhibit 10.1 to EPP's Quarterly Report on Form 10-Q for quarterly period ended September 30, 1995).

10.30<dagger>- Second Amendment to Compensation Agreement dated effective as of February 14, 1997, among EI, EPP and Rodney L. Gray.

10.31 -     Purchase Agreement dated as of April 15, 1996, among EHC, EEC, EDC and EPP (incorporated by reference to exhibit 10.1 to EPP's Quarterly Report on Form 10-Q for quarterly period ended March 31, 1996).

10.32 -     Indemnity Agreements dated as of May 15, 1996, between EPP and
         Thomas C. Theobald, George S. Slocum and Brent Scowcroft, individually (incorporated by reference to exhibit 10.1 of EPP's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1996).

10.33 -     Stock Purchase Agreement dated July 30, 1996, among APDT, EPCA and
         Maip<u'> (incorporated by reference to exhibit 10.3 of EPP's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1996).

10.34 -     Agreement Regarding CIESA Interest dated July 31, 1996, among Enron
         Corp., EHC, EPCA and EPP (incorporated by reference to exhibit 10.4 of EPP's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1996).

10.35 -     Purchase Agreement dated as of June 17, 1996, among EI, EHC and EPP
         (incorporated by reference to exhibit 10.1 of EPP's Current Report on Form 8-K filed July 3, 1996).
21.1<dagger> - List of subsidiaries of EPP.

23.1<dagger> - Consent of Arthur Andersen LLP.




Exhibit
  No.
23.2<dagger> - Consent of Pistrelli, Diaz y Asociados.

23.3<dagger><dagger>- Consents of Price Waterhouse.

24.1<dagger> - Powers of Attorney.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(d) of Form 10-K.

<dagger> Previously filed.
<dagger><dagger> Filed herewith.

Reports on Form 8-K

      None.





                     ENRON GLOBAL POWER & PIPELINES L.L.C.

                         INDEX TO FINANCIAL STATEMENTS



                                                                         Page
Enron Global Power & Pipelines L.L.C.
   Report of Independent Public Accountants F-2
   Consolidated Statements of Income - for the Years Ended December 31,
      1996 and 1995, Pro Forma for the Year Ended December 31, 1994 (Unaudited), the 40-Day Period Ended December 31, 1994 and the
         325-Day Period Ended November 21, 1994 (Predecessor) F-3
   Consolidated Balance Sheets - as of December 31, 1996 and 1995.........F-4
   Consolidated Statements of Cash Flows - for the Years Ended December 31,
      1996 and 1995, the 40-Day Period Ended December 31, 1994 and the
      325-Day Period Ended November 21, 1994 (Predecessor)................F-5
   Consolidated Statements of Shareholders' Equity - for the Years Ended
      December 31, 1996 and 1995, and the 40-Day Period Ended
      December 31, 1994 and Equity of Parent for the 325-Day
      Period Ended November 21, 1994 (Predecessor)........................F-6
   Notes to Consolidated Financial Statements.............................F-7

Compa<n~>ia de Inversiones de Energia S.A. and Controlled Company
   Report of Independent Public Accountants..............................F-32
   Consolidated Balance Sheets - as of December 31, 1996 and 1995 .......F-33
   Consolidated  Statements of Income - for the Years Ended
      December 31, 1996, 1995 and 1994...................................F-34
   Consolidated Statements of Cash Flows - for the Years Ended
      December 31, 1996, 1995 and 1994...................................F-35
   Consolidated Statements of Changes in Shareholders' Equity -
      for the Years Ended December 31, 1996, 1995 and 1994...............F-36
   Notes to Consolidated Financial Statements............................F-38

Smith/Enron Cogeneration Limited Partnership
   Report of Independent Accountants.....................................F-66





                                      F-1






                       REPORT OF INDEPENDENT ACCOUNTANTS



February 28, 1997



To the Partners of Smith/Enron Cogeneration Limited Partnership

We have audited the accompanying balance sheet of Smith/Enron Cogeneration Limited Partnership at December 31, 1996, and the related statements of income and undistributed partnership earnings and of cash flows for the year then ended. These financial statements are the responsibility of Smith/Enron Cogeneration Limited Partnership management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the Dominican Republic, which are in substantial agreement with those of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Smith/Enron Cogeneration Limited Partnership at December 31, 1996, and the results of its operation and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.


PRICE WATERHOUSE









                                     F-66




                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of October, 1997.

                                    ENRON  GLOBAL  POWER  &  PIPELINES L.L.C.

                                   By: /S/KURT S. HUNEKE
                                                  Kurt S. Huneke
                                         President and Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 8, 1997, by the following persons on behalf of the registrant and in the capacities indicated.


        RODNEY L. GRAY*             Chairman
and Chief Executive Officer and
       Rodney  L.  Gray*            Director  (Principal  Executive Officer)


   /s/    KURT S. HUNEKE            President
and Chief Financial Officer
     Kurt  S. Huneke                (Principal Financial and
                                    Accounting Officer)


        JAMES  V. DERRICK, JR.*     Director
      James V. Derrick, Jr.*


         REBECCA P. MARK*           Director
        Rebecca P. Mark*


        BRENT SCOWCROFT*            Director
        Brent Scowcroft*


      EDMUND  P. SEGNER,III*        Director
      Edmund P. Segner, III*


      GEORGE S. SLOCUM*             Director
      George S. Slocum*


      THOMAS C. THEOBALD*           Director
      Thomas C. Theobald*


*By: /S/  K. WADE CLINE
        K. Wade Cline
(Attorney-in-fact for persons indicated)








                               INDEX TO EXHIBITS
Exhibit
   No.

3.1  -      Certificate  of  Formation  of   EPP (incorporated by reference to
         exhibit 3.1 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

3.2  -      Amended and Restated Limited Liability Company Agreement of EPP
         dated as of November  15, 1994 (incorporated by reference to exhibit
         3.2 to EPP's Annual Report on Form 10-K for year ended December 31,
         1994).

4.1<dagger> - U.S.$220,000,000 Term Loan Agreement and First Amendment to Term
         Loan Agreement dated as of May 15, 1996, among CIESA, the Initial Lenders named therein, Societ<e'> G<e'>n<e'>rale, Banco Supervielle Societ<e'> G<e'>n<e'>rale and Goldman, Sachs & Co., as Arrangers, the Managing Agents named therein and the Administrative Agent named therein.

10.1  -     Purchase Right Agreement dated as of November 15, 1994, between EPP and Enron Corp. (incorporated by reference to exhibit 10.1 to EPP's Annual Report on Form 10-K for year ended December 31, 1994).

10.2  -     Amendment No. 1 to  Purchase Right Agreement dated as of September
         29, 1995, between Enron Corp. and EPP (incorporated by reference to exhibit 10.4 to EPP's Quarterly Report on Form 10-Q for quarterly period ended September 30, 1995).

10.3  -     Administrative Services Agreement dated as of November 22, 1994, between Enron Corp. and EPP (incorporated by reference to exhibit 10.2 to EPP's Annual Report on Form 10-K for year ended December 31, 1994).

10.4  -     Master Contribution Agreement dated  as of November 15, 1994, among
         Enron Corp., EPP, EDC, Enron Power Corp., Electricidad Enron de Guatemala Sociedad An<o'>nima, EPCA and EPPC (incorporated by reference to exhibit 10.3 to EPP's Annual Report on Form 10-K for year ended December 31, 1994).

10.5  -     Waiver to Master Contribution Agreement dated as of September 29,
         1995, between Enron Corp. and EPP (incorporated by reference to exhibit 10.3 to EPP's Quarterly Report on Form 10-Q for quarterly period ended September 30, 1995).

10.6* -     Enron Global Power & Pipelines L.L.C. 1994 Share Option Plan and
         First Amendment to Enron Global Power & Pipelines L.L.C. 1994 Share Option Plan dated February 13, 1996 (incorporated by reference to exhibit 10.2 to EPP's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1996).

10.7* -     Enron  Global Power  &  Pipelines L.L.C. 1994 Annual Incentive Plan
         (incorporated by reference to exhibit 10.5 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.8* -     Enron Corp. Supplemental Retirement Plan (incorporated by reference to exhibit 10.6 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).




Exhibit
  No.

10.9* -     Enron ExecutiveSupplemental Survivor Benefits Plan (incorporated by reference to exhibit 10.7 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.10*-     Pension Program for Enron  Corp. Deferral Plan Participants
         (incorporated by reference to exhibit 10.8 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.11*-     Enron  Corp. 1994 Deferral Plan (incorporated by reference to exhibit 10.9 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.12 -     License Agreement dated December 28, 1992, between TGS and the
         Government of Argentina together with the English Translation (incorporated by reference to exhibit 10.10 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.13 -     Owners Agreement dated as of November 12, 1992, among EPCA,
         Citicorp Equity Investments S.A., Compa<n~>a Naviera P<e'>rez Companc S.A.C.F.I.M.F.A. and Argentina Private Development Trust Company Limited, as amended by Amendment No. 1 to Bid Agreement, Owners Agreement and Shareholders Agreement, dated November 13, 1992, Amendment No. 2 to Owners Agreement, dated as of December 28, 1992, Amendment No. 3 to Owners Agreement, dated as of December 28, 1992 and Amendment No. 4 to Owners Agreement, dated as of December 28, 1992 (incorporated by reference to exhibit 10.11 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.14 -     Shareholders Agreement dated as of November 13, 1992, among EPCA,
         Citicorp Equity Investments S.A. and Compa<n~>a Naviera P<e'>rez Companc S.A.C.F.I.M.F.A., as amended by Amendment No. 1 to Bid Agreement, Owners Agreement and Shareholders Agreement, dated as of November 13, 1992, and Amendment No. 2 to Bid Agreement and Shareholders Agreement, dated as of December 28, 1992 (incorporated by reference to exhibit 10.12 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.15 -     Technical Assistance Agreement dated as of December 28, 1992, between TGS and EPCA together with the English Translation (incorporated by reference to exhibit 10.13 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.16 -     Firm Transportation Agreement No. S-01, between TGS and
         Distribuidora de Gas Metropolitana S.A. commencing December 21, 1992 (incorporated by reference to exhibit 10.14 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.17 -     Firm Transportation Agreement No. S-02, between TGS and
         Distribuidora de Gas Buenos Aires Norte S.A. commencing December 21, 1992 (incorporated by reference to exhibit 10.15 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).





Exhibit
  No.

10.18 -     Firm Transportation Agreement TF-31, between TGS and MetroGas commencing January 23, 1996, with English translation (incorporated by reference to exhibit 10.18 to EPP's Annual Report on Form 10-K/A for year ended December 31, 1995).

10.19 -     Firm Transportation Agreement TF-06, between TGS and Distribuidora de Gas Pampeana S.A. commencing May 1, 1994 (incorporated by reference to exhibit 10.17 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.20 -     Firm  Transportation  Agreement TF-20, between TGS and Pampeana commencing January 1, 1996, with English translation (incorporated by reference to exhibit 10.20 to EPP's Annual Report on Form 10-K/A for year ended December 31, 1995).

10.21 -     Firm Transportation Agreement TF-30, between TGS and Sur commencing
         March 1, 1994 (incorporated by reference to exhibit 10.21 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.22 -     Firm Transportation Agreement TF-25, between TGS and BAN commencing
         January 1, 1996, with English translation (incorporated by reference to exhibit 10.22 to EPP's Annual Report on Form 10-K/A for year ended December 31, 1995).

10.23 -     Form of Note dated December 28, 1992, from TGS in favor of YPF together with the English Translation (incorporated by reference to exhibit 10.22 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.24 -     Trust Deed relating to U.S. $350,000,000 Euro Medium-Term Notes
         Programme, dated December 14, 1993, between TGS and Citicorp Trustee Company Limited (incorporated by reference to exhibit 10.23 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.25*-     Benefit and Compensation Agreement dated effective as of January 1,
         1995, between Enron Corp. and EPP (incorporated by reference to exhibit 10.24 to EPP's Annual Report on Form 10-K for year ended December 31, 1994).

10.26*-     Form of Indemnification Agreement between EPP and its officers and directors (incorporated by reference to exhibit 10.27 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).

10.27*-     Enron Corp. 1991 Stock Plan, as amended and restated effective May
         1, 1992; and Enron Corp. 1994 Stock Plan (pursuant to which EPP employees will receive benefits under the Enron All-Employee Stock Option Program) (incorporated by reference to exhibit 10.28 to EPP's Registration Statement on Form S-1, Registration Statement No. 33-85246).





Exhibit
  No.

10.28 -     Compensation Agreement dated March 17, 1995, among EPP, ECT and
         Rodney L. Gray (incorporated by reference to exhibit 10.28 to EPP's Annual Report on Form 10-K for year ended December 31, 1994).Exhibit No.

10.29 -     First Amendment to Compensation Agreement dated effective as of May
         1, 1995, among ECT, EDC, EPP and Rodney L. Gray (incorporated by reference to exhibit 10.1 to EPP's Quarterly Report on Form 10-Q for quarterly period ended September 30, 1995).

10.30<dagger>- Second Amendment to Compensation Agreement dated effective as of February 14, 1997, among EI, EPP and Rodney L. Gray.

10.31 -     Purchase Agreement dated as of April 15, 1996, among EHC, EEC, EDC and EPP (incorporated by reference to exhibit 10.1 to EPP's Quarterly Report on Form 10-Q for quarterly period ended March 31, 1996).

10.32 -     Indemnity Agreements dated as of May 15, 1996, between EPP and
         Thomas C. Theobald, George S. Slocum and Brent Scowcroft, individually (incorporated by reference to exhibit 10.1 of EPP's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1996).

10.33 -     Stock Purchase Agreement dated July 30, 1996, among APDT, EPCA and
         Maip<u'> (incorporated by reference to exhibit 10.3 of EPP's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1996).

10.34 -     Agreement Regarding CIESA Interest dated July 31, 1996, among Enron
         Corp., EHC, EPCA and EPP (incorporated by reference to exhibit 10.4 of EPP's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1996).

10.35 -     Purchase Agreement dated as of June 17, 1996, among EI, EHC and EPP
         (incorporated by reference to exhibit 10.1 of EPP's Current Report on Form 8-K filed July 3, 1996).
21.1<dagger> - List of subsidiaries of EPP.

23.1<dagger> - Consent of Arthur Andersen LLP.

23.2<dagger> - Consent of Pistrelli, Diaz y Asociados.

23.3<dagger><dagger>- Consents of Price Waterhouse.

24.1<dagger> - Powers of Attorney.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(d) of Form 10-K.

<dagger> Previously filed.
<dagger><dagger> Filed herewith.








                                                                 EXHIBIT 23.3


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANT


As independent public accountants, we hereby consent to the use of our report dated February 28, 1997, on the financial statements of Smith/Enron Cogeneration Limited Partnership, and to all references to our Firm included in or made a part of this Form 10-K/A.





PRICE WATERHOUSE


Santo Domingo, Dominican Republic
October 8, 1997







                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANT


As independent public accountants, we hereby consent to the incorporation of our report dated February 28, 1997, on the financial statements of Smith/Enron Cogeneration Limited Partnership, included in the Form 10-K/A, into the Company's previously filed Registration Statement File No. 33-99384.





PRICE WATERHOUSE


Santo Domingo, Dominican Republic
October 8, 1997