Form 10-K/A
period 1996-12-31
ENRON GLOBAL POWER & PIPELINES LLC
filed 1997-10-10
CIK 931583

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.  20549
                                  FORM 10-K/A
                               (Amendment No. 2)
(Mark One)

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






                       REPORT OF INDEPENDENT ACCOUNTANTS






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


PRICE WATERHOUSE


Santo Domingo, Dominican Republic
February 28, 1997







                                     F-66




                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of October, 1997.

                                    ENRON  GLOBAL  POWER  &  PIPELINES L.L.C.

                                   By: /S/KURT S. HUNEKE
                                                  Kurt S. Huneke
                                         President and Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 10, 1997, by the following persons on behalf of the registrant and in the capacities indicated.


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