Form 10-Q
period 1997-09-30
ENRON GLOBAL POWER & PIPELINES LLC
filed 1997-11-14
CIK 931583

 ==============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
                                                        Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:

             CLASS                         OUTSTANDING AS OF OCTOBER 31, 1997
             -----                         ----------------------------------
         Common Shares                               26,021,662 shares

===============================================================================

                      ENRON GLOBAL POWER & PIPELINES L.L.C.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                          NO.
                                                                         ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Consolidated Statements of Income -- Three Months
      Ended September 30, 1997 and 1996 and Nine Months Ended
      September 30, 1997 and 1996....................................      1
     Consolidated Balance Sheets -- September 30, 1997 and
      December 31, 1996..............................................      2
     Consolidated Statements of Cash Flows -- Nine Months
      Ended September 30, 1997 and 1996..............................      3
     Consolidated Statements of Changes in Shareholders'
      Equity -- Nine Months Ended September 30, 1997.................      4
     Notes to Consolidated Financial Statements......................      5
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations.............................     12
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security
     Holders.........................................................     23
  Item 5. Other Matters..............................................     23
  Item 6. Exhibits and Reports on Form 8-K...........................     23


                      ENRON GLOBAL POWER & PIPELINES L.L.C.
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                                         -------------------     -----------------
                                                                           1997       1996         1997      1996
                                                                         ---------  --------     --------  -------
      Technical Assistance Fees                                          $  3,170   $  3,106     $  9,020 $  8,414
      Equity in Earnings of Unconsolidated Subsidiaries:
            Pipeline Operations                                            13,214      5,890       28,039   22,419

            Power Operations                                                4,600      4,019       13,027   11,676
                                                                         ---------  --------     --------  -------

      Equity in Earnings and Technical Assistance Fees                     20,984     13,015       50,086   42,509
      General and Administrative Expenses                                  (1,449)    (1,304)      (4,728)  (4,215)
      Taxes Other Than Income                                                (173)      (199)        (479)    (492)
      Interest Expense                                                       (446)      (836)      (1,789)    (836)
      Interest Income                                                       1,787      1,328        4,346    2,303
      Other Income (Expense), Net                                          (4,691)        31       (3,227)  (1,825)
                                                                         ---------  --------     --------  -------

      Income Before Income Taxes                                           16,012     12,035       44,209   37,444
      Income Tax (Expense) Benefit                                         (1,159)    (1,150)       1,651   (3,463)
                                                                         ---------  --------     --------  -------
      Net Income                                                           14,853     10,885       45,860   33,981
                                                                         =========  ========     ========  =======

      Net Income Per Common Share                                         $  0.57       0.45     $  1.79   $  1.41
                                                                         =========  ========     ========  =======
      Average Number of Common Shares Used in Computation                  26,020     24,371      25,629    24,141
                                                                         =========  ========     ========  =======

The accompanying notes are an integral part of these consolidated financial statements.

                      ENRON GLOBAL POWER & PIPELINES L.L.C.

                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                1997          1996
                                                            -------------  ------------
                                                             (UNAUDITED)
ASSETS
Current Assets
   Cash and cash equivalents                                   $ 54,262     $ 24,582
   Accounts receivable                                            8,473        6,301
   Dividends receivable                                           7,189           --
   Current portion of notes receivable                            1,470        1,394
   Other current assets                                             336          404
                                                               --------     --------
     Total Current Assets                                        71,730       32,681
                                                               --------     --------

Investments in and Advances to Unconsolidated Subsidiaries      286,340      298,530
Notes Receivable                                                 16,059       12,111
Other                                                               279          521
                                                               --------     --------
      Total Assets                                             $374,408     $343,843
                                                               ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                            $ 13,461     $ 11,277
   Accrued taxes                                                  1,910        1,488
   Current portion of note payable                                   --       36,583
                                                               --------     --------
     Total Current Liabilities                                   15,371       49,348
                                                               --------     --------
Deferred Income Taxes                                               525        4,301
Notes Payable                                                    18,027       24,750
Commitments and Contingencies (Note 9)
Shareholders' Equity
   Common Shares, no par value,
     200,000,000 shares authorized
     and 26,021,662 and 24,392,352
     shares issued and outstanding, respectively                268,107      219,816
   Retained earnings                                             72,378       45,628
                                                               --------     --------
     Total Shareholders' Equity                                 340,485      265,444
                                                               --------     --------
     Total Liabilities and Shareholders' Equity                $374,408     $343,843
                                                               ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                      ENRON GLOBAL POWER & PIPELINES L.L.C.

                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER  30,
                                                                          -----------------------
                                                                             1997          1996
                                                                          ---------      --------
Cash Flows From Operating Activities:
Reconciliation of net income to net cash flows from
  operating activities
   Net income                                                             $  45,860      $  33,981
   Equity in earnings of unconsolidated subsidiaries                        (41,066)       (34,095)
   Distributions from unconsolidated subsidiaries                            46,067         34,224
   Deferred income taxes                                                     (3,776)         1,295
   Changes in components of working capital:
     Accounts receivable                                                     (2,172)          (398)
     Accounts payable                                                         2,184          2,172
     Accrued taxes                                                              422           (667)
   Other, net                                                                   310           (939)
                                                                          ---------      ---------
Net Cash Flows from Operating Activities                                     47,829         35,573
                                                                          ---------      ---------

Cash Flows from Investing Activities:
Loan to unconsolidated subsidiary                                            (4,552)            --
Payment of note receivable                                                      528             --
Net investments in and advances to
   unconsolidated subsidiary                                                     --       (117,500)
Proceeds from sale of unconsolidated subsidiary                                  --         39,167
                                                                          ---------      ---------
Net Cash Flows Used in Investing Activities                                  (4,024)       (78,333)
                                                                          ---------      ---------

Cash Flows From Financing Activities:
   Common shares issued                                                      48,291            179
   Loan from parent                                                           9,926             --
   Proceeds from long-term debt                                                  --        117,500
   Payment of long-term debt                                                (53,232)       (56,167)
   Dividends paid                                                           (19,110)       (14,888)
                                                                          ---------      ---------
Net Cash Flows (Used in) Provided by Financing Activities                   (14,125)        46,624
                                                                          ---------      ---------

Increase in Cash and Cash Equivalents                                        29,680          3,864
Cash and Cash Equivalents, Beginning of Period                               24,582         23,364
                                                                          ---------      ---------
Cash and Cash Equivalents, End of Period                                  $  54,262      $  27,228
                                                                          =========      =========

Supplemental Cash Flow Information:
Cash Paid for Income Taxes                                                $   1,620      $   3,045
                                                                          =========      =========
Cash Paid for Interest                                                    $   1,563      $   1,484
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

                      ENRON GLOBAL POWER & PIPELINES L.L.C.

                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                               SHAREHOLDERS' EQUITY
                                                 -----------------------------------------------
                                                   COMMON            RETAINED
                                                   SHARES            EARNINGS            TOTAL
                                                 ----------         ---------         ----------
Balance at December 31, 1996                     $  219,816         $  45,628         $  265,444
Net income                                               --            45,860             45,860
Dividends                                                --           (19,110)           (19,110)
Exercise of purchase option by Enron Corp.           47,000                --             47,000
Issuances for share options                           1,291                --              1,291
                                                 ----------         ---------         ----------
Balance at September 30, 1997 (Unaudited)        $  268,107         $  72,378         $  340,485
                                                 ==========         =========         ==========

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

2. ACQUISITIONS

General

   Acquisitions of projects from Enron Corp. or its affiliates (collectively, Enron) are transactions between entities under common control that are accounted for similar to the pooling of interests method of accounting using the historical carryover basis and restating historical results to include the results of acquired projects. There were no acquisitions during the nine months ended September 30, 1997.

CIESA

   The acquisition of an additional interest in CIESA from a third party occurred in July 1996. Detailed below are summarized pro forma results of operations for EPP as though the acquisition of CIESA had occurred on January 1, 1996.

                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30, 1996       SEPTEMBER 30, 1996
                                                 ------------------       ------------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Equity in Earnings and
     Technical Assistance Fees..............     $       13,691             $       46,863
Net Income .................................             11,659                     36,731
Net Income per Common Share.................     $         0.48             $         1.52


Centragas

During 1996, EPP recorded equity in earnings from Centragas of approximately $2.8 million related to an early completion bonus. In accordance with the Transportation Services Contract dated May 12, 1994, between Centragas and Empresa Colombiana de Petroleos (Ecopetrol), the state-owned oil company of Colombia, Ecopetrol was obligated to pay to Centragas an early completion bonus if certain conditions were satisfied. Centragas believed that

                      ENRON GLOBAL POWER & PIPELINES L.L.C.

all of these conditions were satisfied; however, Ecopetrol contested certain aspects of the early completion bonus. Centragas asserted its claim to such bonus through an amicable compoundment dispute resolution process whereby an independent engineering firm, chosen by Centragas and Ecopetrol, would decide the issue. On June 4, 1997, the independent engineering firm resolved the dispute in favor of Ecopetrol. As a result of this decision, EPP recorded a $1.9 million net reduction to equity in earnings from Centragas in the first nine months of 1997.

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

   EPP records as cash equivalents all highly liquid short-term investments with original maturities of three months or less. From time to time, EPP invests excess funds with Enron under promissory notes payable on demand at market interest rates. At September 30, 1997, approximately $47.6 million was invested under such notes. Such amounts are classified as cash equivalents.

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

   On September 15, 1997, EPP paid a quarterly cash dividend of $0.25 per share.

5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

   EPP's investments in and advances to unconsolidated subsidiaries and the changes in such balances are as follows:

                      ENRON GLOBAL POWER & PIPELINES L.L.C.

                                  PIPELINE         POWER          TOTAL
                                  --------       ---------      ---------
Balance at December 31, 1996      $ 198,204      $ 100,326      $ 298,530
Equity in Earnings                   28,039         13,027         41,066
Distributions Declared               (7,189)            --         (7,189)
Distributions Made                  (37,317)        (8,750)       (46,067)
                                  ---------      ---------      ---------
Balance at September 30, 1997     $ 181,737      $ 104,603      $ 286,340
                                  ---------      ---------      ---------

   At September 30, 1997, EPP's share of undistributed earnings of its pipeline and power subsidiaries totaled approximately $1.0 million and $25.9 million, respectively. At September 30, 1997, SECLP had undistributed earnings of $6.8 million and is precluded from making distributions due to arrearages on principal and interest payments related to the cost overrun loans (COLs) (see
Note 8) and maintenance funding requirements.

   In the first nine months of 1997, EPPC received $7.3 million in dividends from its Philippine power operations, EPCA received $29.9 million in dividends from CIESA and EPP received $1.5 million in dividends from its Guatemala power plant operations. During the first nine months of 1997, Centragas declared dividends of approximately $29.9 million, approximately $7.4 million of which was received during the first nine months of 1997 and $7.2 million of which is expected to be received by EPP incrementally through December 1997. Equity in earnings are net of amortization of excess investment related to CIESA and SECLP/SEOM.

6. NOTES PAYABLE

   On March 5, 1997, EPP received $47.0 million in connection with the exercise of Enron's option to acquire EPP common shares (see Note 4). EPP used a portion of the proceeds from the exercise of the option to repay the $36.6 million note payable to Enron.

   In the first nine months of 1997, EPP borrowed $4.6 million from Enron to loan to SECLP (see Notes 8 and 9).

   In the first nine months of 1997, EPCA repaid $11.3 million of the $24.8 million borrowed from Centragas, predominantly with proceeds from repayment of loans made to, and a loan from, Enron in the amount of $5.9 million and $5.4 million, respectively (see Note 3).

   On July 22, 1997, EPCA repaid the $5.4 million loan to Enron

7. SUPPLEMENTAL CASH FLOW INFORMATION

   The first nine months of 1996 include the issuance of approximately 3.5 million EPP common shares to Enron in exchange for assets with a carryover basis totaling $62.5 million related to the acquisitions of Centragas, SECLP and SEOM. There were no noncash transactions in the first nine months of 1997.

8. NOTES RECEIVABLE

   In the first nine months of 1997, EPP loaned approximately $8.6 million to Enron in the form of a note receivable. The note bore interest at 5.4% payable quarterly and was payable on demand. The note was converted to the one-month London Interbank Offering Rate with principal due on demand and is included in cash and cash equivalents (see Note 3).

   During the first nine months of 1997, EPP made additional COLs to SECLP in the amount of $4.6 million for construction-related items (see Note 9). As of September 30, 1997, the COLs and past due interest payments total in the aggregate $15.3 million. The COLs, bear interest at 13.5% and are due in semiannual principal and interest payments through December 15, 2005. As of September 30, 1997, past due principal and interest on the COLs totaled $1.7 million and $1.6 million, respectively, of the $15.3 million and bear interest at 15.5%.

                      ENRON GLOBAL POWER & PIPELINES L.L.C.

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

Argentina

GdE Request

   TGS received and denied a request from Gas del Estado S.E. (GdE), a company owned and operated by the Argentine government, for the reimbursement of approximately $23 million paid by GdE under purchase orders issued for the construction of two compressor plants. GdE submitted this matter for resolution to Ente Nacional Regulador del Gas (ENARGAS), the Argentine federal gas regulatory entity, but ENARGAS concluded that it lacks jurisdiction to adjudicate the dispute. In April 1996, GdE filed a legal action seeking reimbursement from TGS of the $23 million. TGS has accrued approximately $4.8 million as property, plant and equipment based on its estimate of construction costs of similar plants. TGS has thoroughly answered the demand and is defending the claim.

   TGS has filed a claim against GdE and the Argentine government seeking the reimbursement of amounts paid by TGS in connection with the registration and payment of certain easements. On October 7, 1996, the Executive Branch, through Decree No. 1,136/96, created a contribution fund, as provided for in the license to transport natural gas through the southern Argentine gas pipeline system granted to TGS in December 1992, to assume GdE's obligations for paying easements and any other compensation to land owners for an initial five-year period, beginning with privatization. ENARGAS has started managing the above mentioned fund, which is financed by a special charge included in the transportation rates and reimbursed to ENARGAS. TGS expects to recover the amounts paid related to such easement. As of September 30, 1997, the total amount sought by TGS is approximately $3.8 million.

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

   Under the Argentine Natural Gas Act, every five years ENARGAS is required to review the tariffs charged for regulated transportation services with the use of an incentive tariff methodology. The methodology provides for the derivation of an efficiency factor and an investment factor. The efficiency factor, which is a reduction to transporters' base tariff rates, is a sharing mechanism between the transporters and their customers resulting from specific, quantifiable efficiencies identified by ENARGAS. The investment factor, which is an increase to the transporters' base tariff, is a funding mechanism designed to recover the incremental investment in and return on ENARGAS-approved expansions to be undertaken by the transporter during the established period. In August 1997, TGS filed an appeal with and is awaiting the decision from ENARGAS.

   EPP believes that the concepts ENARGAS has applied are inconsistent with the letter and spirit of the regulatory framework which was intended to encourage operational efficiencies. TGS has appealed to ENARGAS and requested that ENARGAS reconsider its resolution, and EPP will continue to work with TGS to evaluate the resolution and its impact on planned future investments.

                      ENRON GLOBAL POWER & PIPELINES L.L.C.

Dominican Republic


   SECLP is currently involved in an International Chamber of Commerce arbitration proceeding against Corporacion Dominicana de Electricidad (CDE), the government agency which provides electric services to the Dominican Republic, and the Dominican Republic Government (DR Government). In SECLP's earlier pleadings in the arbitration proceedings, SECLP has formally alleged that CDE owes approximately $19.4 million in past due amounts under the Electric Energy Supply and Sales Contract dated July 26, 1993, as amended, among SECLP, CDE and the DR Government (Puerto Plata Energy Supply Contract), a claim which CDE disputes. SECLP has reserved the right to update its pleadings prior to a final arbitration hearing date to include the then current amount of the alleged receivable. As of September 30, 1997, SECLP believes that the total receivable is approximately $30 million. CDE has alleged that SECLP owes approximately $13.6 million in delay damages to CDE pursuant to the Puerto Plata Energy Supply Contract. In addition to CDE's claims, the DR Government has alleged that its guaranty of CDE's obligations under the Puerto Plata Energy Supply Contract and the $24 million letter of credit furnished by the DR Government are void because such commitments were not approved by the Congress of the Dominican Republic. At the request of the DR Government, the arbitration tribunal has requested that SECLP refrain from drawing on the letter of credit while the arbitration is underway. In the arbitration proceeding, SECLP has denied the claims of CDE and the DR Government and is defending against such claims, which defense includes the fact that the claim for delay damages was previously waived by CDE and the DR Government in an earlier contractual undertaking. SECLP believes that it has strong legal and factual defenses and is vigorously pursuing its claims against, as well as contesting the claims brought by CDE and the DR Government. SECLP anticipates a decision by the arbitration panel during the first quarter of 1998. While the arbitration proceeding is ongoing, SECLP and CDE have begun informal and preliminary discussions to negotiate a settlement of their dispute. Although no assurances can be given, EPP believes that the ultimate resolution of this matter will not have a material adverse effect on EPP's financial position or results of operations.

   On October 5, 1994, Hotelera del Atlantico, S.A. (Hotelera), the owner of a hotel located near the Puerto Plata Plant in the Dominican Republic (Puerto Plata Plant), initiated an action (the Lawsuit) against SECLP in the Dominican Republic, requesting damages in excess of 1.5 billion pesos (approximately $108 million based on a conversion rate of 13.83 pesos/U.S. dollar) and a penalty of 50,000 pesos (approximately $3,600) for each day SECLP continued to operate the Puerto Plata Plant after the action was initiated. In the Lawsuit, Hotelera alleged that physical damage and nuisance were caused to the hotel by the operation of the Puerto Plata Plant prior to December 15, 1994. On December 15, 1994, an agreement between the parties was reached and a settlement agreement was signed (Settlement Agreement). However, on September 4, 1995, Hotelera filed a petition with the Dominican Republic Council of Reconciliation and Arbitration alleging, among other things, that the environmental guidelines of the World Bank had not been followed by SECLP as agreed to in the Settlement Agreement. SECLP has no reason to believe that it has not complied with the World Bank guidelines and is aggressively defending against such claims. While Enron has agreed to indemnify EPP from any changes in investment value due to the financial impact to the project of the Hotelera dispute, an adverse decision in the Hotelera dispute may impact EPP's earnings from SECLP. Although no assurances can be given, EPP believes that the ultimate resolution of this matter will not have a material adverse effect on EPP's financial position or results of operations.

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

                      ENRON GLOBAL POWER & PIPELINES L.L.C.

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

Philippines

   At September 30, 1997, BPC had a value added tax (VAT) receivable of approximately $6.0 million. The realization of the VAT receivable requires the attainment of VAT exemption from the Bureau of Internal Revenue (BIR), the Philippine tax authority. BPC received confirmation of VAT exemption through BIR ruling No. 43-97 dated May 15, 1997. EPP believes that the VAT receivable will be realized either as a credit against future tax liabilities or a refund from the BIR and/or National Power Corporation, the primary electric power supplier in the Philippines, and that the full amount of the VAT receivable will be recovered.

10. DEFERRED INCOME TAXES

   During the first nine months of 1997, EPP reversed a reserve of approximately $4.0 million for certain Philippine withholding taxes based upon the repeal of a U.S. tax law which enabled EPP to alter its tax planning strategies. Under the new strategies, EPP believes that such cash will ultimately be received without incurring such withholding taxes and, accordingly, management believes that a liability for such withholding taxes is no longer required.

11. OTHER INCOME (EXPENSE), NET

   For the three and nine months ended September 30, 1997, other income (expense), net, included losses of $3.5 million and $2.1 million, respectively, recognized from forward contracts used to mitigate foreign exchange risk in Colombia (see Note 12) and losses of $1.2 million and $1.1 million, respectively, recognized on foreign currency exchange.

12. DERIVATIVE FINANCIAL INSTRUMENTS

   During the first nine months of 1997, EPP entered into forward purchase contracts (Contracts) on Colombian pesos with a notional value of $24.6 million scheduled to settle between late 1997 and early 1998. EPP entered into these Contracts to offset potential fluctuations in planned equity earnings from Centragas resulting from changes in the peso exchange rate. Such changes can cause U.S. GAAP income to vary by impacting Colombian tax expense and foreign exchange gains or losses on peso-denominated monetary assets and liabilities. These Contracts do not hedge specific transactions, assets or liabilities and, accordingly, are marked to market with gains or losses reported as other income (expense), net. Gains or losses on the termination, sale or maturity of these Contracts will be reported as other income (expense), net. These Contracts generated approximately $3.5 million and $2.1 million of expense during the three months and nine months ended September 30, 1997, which is included in other income (expense), net.

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

                      ENRON GLOBAL POWER & PIPELINES L.L.C.

14. PROPOSED MERGER

   On August 18, 1997, Enron and EPP agreed to a merger whereby Enron would purchase all outstanding EPP common shares not already owned by Enron. Under the proposal, the shareholders of EPP other than Enron would receive Enron Corp. common stock having a market value (based on the average trading price of Enron Corp. common stock for a 20 trading day period prior to the completion of the merger) of $35 per share. The merger proposal has been sent to, and will be submitted to a vote at a meeting of, the EPP shareholders, which meeting is scheduled for November 18, 1997.

   A lawsuit has been filed by one of EPP's shareholders seeking to enjoin the merger with Enron, a copy of such petition is attached hereto as Exhibit 99.1. The lawsuit, which was served on EPP on November 10, 1997, seeks recovery of unspecified damages and rescission of the merger if it is not enjoined. The lawsuit purports to be filed as a class action on behalf of all holders of EPP common shares against Enron, Enron International Merger L.L.C., EPP, and each of the directors of EPP. The suit alleges, among other things, that the directors of EPP breached their duties to EPP shareholders by approving the merger agreement and recommending that it be adopted by EPP's shareholders, that the merger price is unfair, that the members of the Oversight Committee (composed of the three non-Enron affiliated directors of EPP), which approved the merger, were not independent and that Enron used its majority ownership of EPP to unfairly dominate the merger process for its own benefit. EPP and Enron believe that the lawsuit is without merit and does not take into consideration the lengthy and careful arm's length negotiating process which led to the approval of the merger agreement by a unanimous vote of EPP's independent Oversight Committee. EPP and Enron intend to vigorously defend against the allegations in the litigation.

                      ENRON GLOBAL POWER & PIPELINES L.L.C.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIMARY ASSETS AND SOURCES OF EARNINGS AND CASH

   The primary assets of Enron Global Power & Pipelines L.L.C. ("EPP"), a Delaware limited liability company which is approximately 52% owned by Enron Corp. (together with its subsidiaries, "Enron") at September 30, 1997, are its interests in 50% or less owned companies ("Project Companies"), which it holds directly or indirectly through wholly owned subsidiaries. EPP accounts for its interests in the Project Companies under the equity method of accounting and records its proportionate share of the earnings or losses of the Project Companies. The operations of the Project Companies are EPP's primary source of earnings. EPP also receives technical assistance fees, paid by Project Companies to certain wholly owned subsidiaries of EPP, primarily by Transportadora de Gas del Sur S.A. ("TGS") to Enron Pipeline Company -- Argentina S.A. ("EPCA"). Dividends paid by the Project Companies are EPP's primary source of cash. Declaration and payment of such dividends are at the sole discretion of the boards of directors of the Project Companies and are subject to certain restrictions, including, among others, each Project Company's operating profitability, restrictions on the distribution of cash under applicable credit agreements and government imposed currency restrictions. See "Liquidity and Capital Resources of EPP -- Primary Sources of Cash" for further discussion regarding sources of cash.

RESULTS OF OPERATIONS OF EPP

GENERAL

   For the nine months ended September 30, 1997, EPP's equity in earnings and technical assistance fees from its Argentine and Philippine operations constituted approximately 63% and 17%, respectively, of EPP's equity in earnings and technical assistance fees. As of September 30, 1997, Argentine and Philippine assets accounted for approximately 49% and 20%, respectively, of EPP's assets. As a result, if the Argentine or Philippine operations were materially and adversely affected, EPP's financial condition and results of operations could be materially and adversely affected. See "Pipeline Operations" and "Power Operations" below for the results of operations of EPP's Project Companies.

   Acquisitions of projects from Enron are transactions between entities under common control that are accounted for similar to the pooling of interests method of accounting using the historical carryover basis and restating historical results to include the results of acquired projects. There were no acquisitions during the nine months ended September 30, 1997.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THE THREE MONTHS ENDED SEPTEMBER 30, 1996

   EQUITY IN EARNINGS AND TECHNICAL ASSISTANCE FEES. Equity in earnings and technical assistance fees increased $8.0 million (61%) in the third quarter of 1997 compared to the third quarter of 1996. The increase is primarily due to increased earnings in Centragas -- Transportadora de Gas de la Region Central de Enron Development & Cia., S.C.A. ("Centragas"), the entity that owns the Colombian pipeline, attributable to increased net foreign exchange gains and lower income tax expense related to the devaluation of the Colombian peso (see "OTHER INCOME (EXPENSE), NET" below for discussion regarding the use of forward contracts to mitigate foreign exchange risk). Additionally, equity in earnings and technical assistance fees increased from the increased ownership in Compania de Inversiones de Energia S.A. ("CIESA"), the Argentine company through which EPP owns its interest in TGS.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.1 million (11%) during the third quarter of 1997 compared to the third quarter of 1996, primarily as a result of the expiration of an agreement requiring reimbursement of certain expenses.

   INTEREST EXPENSE. Interest expense decreased $0.4 million (47%) during the third quarter of 1997 compared to the third quarter of 1996, primarily due to the decreased debt balance resulting from the March 1997 repayment of the note payable to Enron incurred in obtaining the additional ownership of CIESA in July 1996 and the June 1997 repayment of the note payable to Centragas (see Note 6 to EPP's financial statements and notes thereto). This decrease was partially offset by an increase in interest expense attributable to the debt with Enron related to the Dominican Republic cost overrun loans ("COLs") (see Note 6 to EPP's financial statements and notes thereto).

   INTEREST INCOME. Interest income increased $0.5 million (35%) during the third quarter of 1997 compared to the third quarter of 1996, primarily due to interest earned from the COLs and increased cash balances invested with Enron (see Note 8 to EPP's financial statements and notes thereto).

   OTHER INCOME (EXPENSE), NET. Other income (expense), net, represented expense of $4.7 million for the third quarter of 1997 and was negligible for the third quarter of 1996. The $4.7 million of expense in 1997 was primarily attributable to losses recognized from forward contracts used to mitigate foreign exchange risk in Colombia ($3.5 million) (see Note 12 to EPP's financial statements and notes thereto and "EQUITY IN EARNINGS AND TECHNICAL ASSISTANCE FEES" above) and on foreign currency exchange ($1.2 million).

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

   Income tax expense remained relatively unchanged from the third quarter of 1996 compared to the third quarter of 1997.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. THE NINE MONTHS ENDED SEPTEMBER 30, 1996

   EQUITY IN EARNINGS AND TECHNICAL ASSISTANCE FEES. Equity in earnings and technical assistance fees increased $7.6 million (18%) in the first nine months of 1997 compared to the first nine months of 1996. The increase is primarily due to the earnings resulting from the increased ownership in CIESA and increased earnings in the Philippines. The increased earnings in the Philippines are primarily attributable to increased revenues due to more efficient operations and reduced maintenance costs. An increase in equity in earnings from Centragas primarily attributable to the net foreign exchange gains and lower income tax expense from Colombian peso devaluation was primarily offset by the reversal of the early completion bonus from the unfavorable amicable compoundment decision (see Note 2 to EPP's financial statements and notes thereto).

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.5 million (12%) for the first nine months of 1997 compared to the first nine months of 1996, primarily as a result of the expiration of an agreement requiring reimbursement of certain expenses.

   INTEREST EXPENSE. Interest expense increased $1.0 million (114%) for the first nine months of 1997 compared to the first nine months of 1996, primarily due to interest expense associated with the debt incurred in obtaining the additional ownership of CIESA in July 1996 and the debt with Enron related to the COLs (see Note 6 to EPP's financial statements and notes thereto).

   INTEREST INCOME. Interest income increased $2.0 million (89%) for the first nine months of 1997 compared to the first nine months of 1996, primarily due to interest earned from the COLs and increased cash balances invested with Enron (see Note 8 to EPP's financial statements and notes thereto).

   OTHER INCOME (EXPENSE), NET. Other income (expense), net, represented expense of $3.2 million and $1.8 million for the first nine months of 1997 and 1996, respectively. The $1.4 million of additional expense was primarily attributable to losses recognized from forward contracts used to mitigate foreign exchange risk in Colombia ($2.1 million) (see Note 12 to EPP's financial statements and notes thereto and "EQUITY IN EARNINGS AND TECHNICAL ASSISTANCE FEES" above) and on foreign currency exchange ($1.1 million) partially offset by the acquisition costs incurred for the Colombia and the Dominican Republic projects ($1.8 million) during the first nine months of 1996.

   INCOME TAX (EXPENSE) BENEFIT. Income taxes decreased $5.1 million for the first nine months of 1997 compared to the first nine months of 1996, primarily due to the one-time reversal of $4.0 million related to a reserve for certain Philippine withholding taxes and the elimination of accrued Philippine withholding taxes after the one-time reversal in the first quarter of 1997 based upon the repeal of a U.S. tax law which enabled EPP to alter its tax planning strategies. Under the new strategies, EPP believes that such cash will ultimately be received without incurring these withholding taxes and, accordingly, management believes that a liability for these withholding taxes is no longer required.

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

   On September 15, 1997, EPP paid a quarterly dividend of approximately $6.5 million, or $0.25 per share.

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

   In the first nine months of 1997, EPP loaned approximately $8.6 million to Enron in the form of a note receivable. The note bore interest at 5.4% payable quarterly and was payable on demand. The note was converted to the one-month London Interbank Offering Rate ("LIBOR") with principal due on demand and is included in cash and cash equivalents (see Note 3 to EPP's financial statements and notes thereto).

   During the first nine months of 1997, EPP made additional COLs to Smith/Enron Cogeneration Limited Partnership ("SECLP") in the amount of $4.6 million for project-related items. As of September 30, 1997, the COLs and past due interest payments total in the aggregate $15.3 million. The COLs bear interest at 13.5% and are due in semiannual principal and interest payments through December 15, 2005. As of September 30, 1997, past due principal and interest on the COLs totaled $1.7 million and $1.6 million, respectively, of the $15.3 million and bear interest at 15.5%.

   In the first nine months of 1997, Subic Power Corp. ("Subic") and Batangas Power Corp. ("Batangas") paid $3.0 million and $11.5 million in dividends, respectively, of which EPPC received approximately $7.3 million. EPCA received approximately $29.9 million in dividends from CIESA in the first nine months of 1997. EPP received approximately $1.5 million in dividends from Puerto Quetzal Power Corp. ("PQPC") in the first nine months of 1997. During the first nine months of 1997, Centragas declared dividends of approximately $29.9 million, approximately $7.4 million of which was received during the first nine months of 1997 and $7.2 million of which is expected to be received by EPP incrementally through December 1997. SECLP and Smith/Enron O&M Limited Partnership ("SEOM") paid no dividends during the first nine months of 1997 (see Note 5 to EPP's financial statements and notes thereto).

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

RECENT EVENTS

   On August 18, 1997, Enron and EPP agreed to a merger whereby Enron would purchase all outstanding EPP common shares not already owned by Enron. Under the proposal, the shareholders of EPP other than Enron would receive Enron Corp. common stock having a market value (based on the average trading price of Enron Corp. common stock for a 20 trading day period prior to the completion of the merger) of $35 per share. The merger proposal has been sent to, and will be submitted to a vote at a meeting of, the EPP shareholders, which meeting is scheduled for November 18, 1997.

   A lawsuit has been filed by one of EPP's shareholders seeking to enjoin the merger with Enron, a copy of such petition is attached hereto as Exhibit 99.1. The lawsuit, which was served on EPP on November 10, 1997, seeks recovery of unspecified damages and rescission of the merger if it is not enjoined. The lawsuit purports to be filed as a class action on behalf of all holders of EPP common shares against Enron, Enron International Merger L.L.C., EPP, and each of the directors of EPP. The suit alleges, among other things, that the directors of EPP breached their duties to EPP shareholders by approving the merger agreement and recommending that it be adopted by EPP's shareholders, that the merger price is unfair, that the members of the Oversight Committee (composed of the three non-Enron affiliated directors of EPP), which approved the merger, were not independent and that Enron used its majority ownership of EPP to unfairly dominate the merger process for its own benefit. EPP and Enron believe that the lawsuit is without merit and does not take into consideration the lengthy and careful arm's length negotiating process which led to the approval of the merger agreement by a unanimous vote of EPP's independent Oversight Committee. EPP and Enron intend to vigorously defend against the allegations in the litigation.

PIPELINE OPERATIONS

   Equity in earnings of the pipeline operations represents EPP's 331/3% interest in CIESA (increased from 25% on July 31, 1996), which owns 70% of TGS, and EPP's 49% interest in Centragas, which EPP acquired in May 1996 and which began full commercial operation in February 1996. See "Results of Operations of EPP -- General."

   RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THE THREE MONTHS ENDED SEPTEMBER 30, 1996

   Presented below is a summary of income statement information for the combined pipeline operations of CIESA and Centragas for the third quarter of 1997 and 1996 on a U.S. Generally Accepted Accounting Principles ("GAAP"), historical U.S. dollar, 100% basis. See "Results of Operations of EPP -- General."

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      ------------------------
                                                        1997           1996
                                                      ---------      ---------
                                                            (IN THOUSANDS)
Gas transportation revenues                           $ 104,823      $ 106,018
Gas processing revenues                                  13,501         12,055
                                                      ---------      ---------
  Total Revenues                                        118,324        118,073
Operating, administrative and selling expenses          (35,892)       (33,102)
Interest income                                           1,846          1,577
Interest expense, net of capitalized interest           (21,406)       (21,792)
Other income (expense)                                      647           (584)
                                                      ---------      ---------
  Income Before Minority Interest and Income Taxes       63,519         64,172
Minority interest                                       (12,319)       (11,200)
Income tax expense                                      (17,179)       (33,072)
                                                      ---------      ---------
  Net Income                                          $  34,021      $  19,900
                                                      =========      =========
EPP's Equity in Earnings of Pipeline Operations       $  13,214      $   5,890
                                                      =========      =========

   GAS TRANSPORTATION REVENUES. Transportation revenues decreased $1.2 million (1%) for the third quarter of 1997 compared to the third quarter of 1996. Transportation revenues of Centragas decreased $0.6 million during the third quarter of 1997 primarily as a result of a 5% decrease in the tariff rate. Transportation revenues at TGS decreased $0.6 million during the third quarter of 1997 primarily as a result of lower interruptible volumes from warmer weather conditions.

   GAS PROCESSING REVENUES. During the third quarter of 1997 as compared to the third quarter of 1996, processing revenues increased by $1.4 million (12%) primarily due to increased prices and volumes of natural gas liquids. Improved operating efficiencies in Argentina during the first quarter of 1997 provided the increased volume of natural gas liquids. Centragas does not generate any processing revenues.

   OPERATING, ADMINISTRATIVE AND SELLING EXPENSES. Operating, administrative and selling expenses increased $2.8 million (8%) for the third quarter of 1997 compared to the third quarter of 1996. Operating, administration and selling expenses increased $1.5 million at Centragas for the third quarter of 1997 primarily due to increased maintenance costs and expenses associated with the amicable compoundment procedures (see Note 2 to EPP's financial statements and notes thereto). Operating, administrative and selling expenses increased $1.3 million at TGS for the third quarter of 1997 primarily due to higher depreciation expense resulting from a capital expenditure program and increased fees to ENARGAS, partially offset by reductions in labor costs resulting from operating efficiencies.

   INTEREST INCOME. Interest income increased $0.3 million (17%) for the third quarter of 1997 compared to the third quarter of 1996, primarily due to the increase in interest income at Centragas resulting from loans made to affiliates. This increase was partially offset by the decrease in interest income at TGS and CIESA primarily due to lower average short-term investment balances and lower interest rates.

   INTEREST EXPENSE, NET OF CAPITALIZED INTEREST. Interest expense, net of capitalized interest, decreased $0.4 million (2%) for the third quarter of 1997 compared to the third quarter of 1996, primarily due to decreases at TGS and CIESA. The decrease in interest expense, net of capitalized interest, at TGS and CIESA for the third quarter of 1997 was primarily a result of lower interest rates at CIESA from debt refinancing (see "Liquidity and Capital Resources of Pipeline Operations") and increased capitalized interest at TGS from increased capital expenditures.

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

   Income tax expense decreased $15.9 million (48%) for the third quarter of 1997 compared to the third quarter of 1996. Income tax expense decreased at Centragas ($9.2 million) for the third quarter of 1997 primarily due to the income tax benefits related to the devaluation of the Colombian peso. Income tax expense decreased at CIESA ($6.7 million) for the third quarter of 1997 primarily due to the recognition of the cumulative impact of the retroactive income tax rate increase from 30% to 33% in the third quarter of 1996.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. THE NINE MONTHS ENDED SEPTEMBER 30, 1996

   Presented below is a summary of income statement information for the combined pipeline operations of CIESA and Centragas for the first nine months of 1997 and 1996 on a U.S. GAAP, historical U.S. dollar, 100% ownership basis. See "Results of Operations of EPP -- General."

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      ------------------------
                                                        1997           1996
                                                      ---------      ---------
                                                           (IN THOUSANDS)
Gas transportation revenues                           $ 307,187      $ 311,982
Gas processing revenues                                  36,263         34,780
                                                      ---------      ---------
  Total Revenues                                        343,450        346,762
Operating, administrative and selling expenses         (101,974)       (99,440)
Interest income                                           4,754          4,940
Interest expense, net of capitalized interest           (63,315)       (64,374)
Other income                                                875            375
                                                      ---------      ---------
  Income Before Minority Interest and Income Taxes      183,790        188,263
Minority interest                                       (37,373)       (36,481)
Income tax expense                                      (64,441)       (74,623)
                                                      ---------      ---------
  Net Income                                          $  81,976      $  77,159
                                                      =========      =========
EPP's Equity in Earnings of Pipeline Operations       $  28,039      $  22,419
                                                      =========      =========

   GAS TRANSPORTATION REVENUES. Transportation revenues decreased $4.8 million (2%) for the first nine months of 1997 compared to the first nine months of 1996. Transportation revenues at Centragas decreased $11.1 million during the first nine months of 1997 primarily as a result of the reversal of the early completion bonus recorded in the first nine months of 1996 (see Note 2 to EPP's financial statements and notes thereto) and a 5% decrease in the tariff rate. Transportation revenues at TGS increased $6.3 million during the first nine months of 1997 primarily as a result of the extension of certain firm transportation agreements and the 1.5% increase in tariff rates effective July 1, 1996.

   GAS PROCESSING REVENUES. During the first nine months of 1997 as compared to the first nine months of 1996, processing revenues at TGS increased by $1.5 million (4%) primarily due to increased interruptible volumes and higher prices. Improved operating efficiencies provided the increased volume of natural gas liquids.

   OPERATING, ADMINISTRATIVE AND SELLING EXPENSES. Operating, administrative and selling expenses increased $2.5 million (3%) during the first nine months of 1997 compared to the first nine months of 1996, primarily due to an increase at Centragas. Operating, administrative and selling expenses increased at Centragas during the first nine months of 1997 primarily due to a full period of commercial operations during 1997 versus 1996 in which commercial operations commenced on February 24, 1996. Additionally, during the first nine months of 1997, operating, administrative and selling expenses at Centragas increased due to increased maintenance costs and expenses associated with the amicable compoundment procedures (see Note 2 to EPP's financial statements and notes thereto). Operating, administrative and selling expenses remained relatively unchanged at CIESA for the first nine months of 1997.

   INTEREST INCOME. Interest income decreased $0.2 million (4%) during the first nine months of 1997 compared to the same period in 1996. Interest income at TGS and CIESA decreased $2.4 million during the first nine months of 1997 primarily due to lower average short-term investment balances and lower interest rates at TGS and CIESA. This decrease was partially offset by an increase in interest income at Centragas ($2.2 million) primarily attributable to loans made to affiliates.

   INTEREST EXPENSE, NET OF CAPITALIZED INTEREST. Interest expense, net of capitalized interest, decreased $1.1 million (2%) for the first nine months of 1997 compared to the first nine months of 1996. Interest expense, net of capitalized interest, decreased $1.8 million at TGS and CIESA during the first nine months of 1997 primarily due to lower interest rates and increased capitalized interest from increased capital expenditures. Interest expense, net of capitalized interest, increased $0.7 million at Centragas during the first nine months of 1997 primarily as a result of a full period of commercial operations during 1997 versus 1996 in which commercial operations commenced on February 24, 1996.

   INCOME TAX EXPENSE. Income tax expense in the first nine months of 1997 decreased $10.2 million (14%) compared to the first nine months of 1996. Income tax expense decreased at Centragas ($11.0 million) primarily due to the income tax benefit associated with the devaluation of the Colombian peso and the reversal of the early completion bonus (see Note 2 to EPP's financial statements and notes thereto). Income tax expense increased at CIESA ($0.8 million) primarily due to the increase in taxable income.


LIQUIDITY AND CAPITAL RESOURCES OF PIPELINE OPERATIONS

   As of September 30, 1997, TGS had access to approximately $300 million under a global program to issue up to $500 million of debt securities. In addition, TGS had access to $200 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission during 1996.

   In January and February 1997, the board of directors and shareholders of TGS, respectively, approved the creation of a new global program for the issuance of short-term debt securities for a maximum amount of $150 million. As of September 30, 1997, TGS had $150 million outstanding at 5.8% under these issuances, which have been classified as long-term debt since TGS has the ability to and intends to refinance these securities throughout the five-year term of the new global program with existing borrowing facilities.

   On April 22, 1997, CIESA issued a five-year $220 million debt security at the three-month LIBOR plus 2% for the first two years, stepping up to LIBOR plus 2.7% thereafter. CIESA used these proceeds to retire a $220 million bridge credit facility.

   TGS believes that cash flows from operations supplemented with external debt financing will provide sufficient liquidity to fund its capital expenditures, pay dividends, cover its debt service and provide sufficient working capital.

   As of September 30, 1997, CIESA's total capitalization amounted to $1.5 billion. Total capitalization was comprised of debt of $921 million, shareholders' equity of $355 million and minority interest of $261 million. Debt as a percentage of total capitalization increased from 55% at December 31, 1996, to 60% at September 30, 1997.

   Future capital expenditures for Centragas are expected to be minimal. Centragas expects to meet cash requirements using cash flows from operations.


RECENT EVENTS

   On July 4, 1997, ENARGAS announced its resolution covering the base natural gas transportation tariffs of TGS for the five-year period commencing January 1, 1998. The ENARGAS resolution included an up-front, one-time tariff reduction of 6.5% for the efficiency factor and the framework by which TGS will promote and price future systems expansions. The resolution did not address the investment factor nor other proposals which could partially mitigate the impact of the rate reduction. In August 1997, TGS filed an appeal with and is awaiting the decision from ENARGAS (see Note 9 to EPP's financial statements and notes thereto).

   TGS is presently analyzing various options that could mitigate the negative impact of the rate reduction. Accordingly, the final impact of the ENARGAS resolution on the future revenues and net income of TGS has not been determined.

POWER OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THE THREE MONTHS ENDED SEPTEMBER 30, 1996

   Presented below is a summary of income statement information for the combined power operations of the Philippine power plants located in Subic Bay ("Subic Plant") and Batangas ("Batangas Plant") with the Puerto Quetzal Plant in Guatemala ("Puerto Quetzal Plant") and the Puerto Plata Plant in the Dominican Republic ("Puerto Plata Plant") for the third quarter of 1997 and 1996 on a U.S. GAAP, historical U.S. dollar, 100% ownership basis. See "Results of Operations of EPP -- General."

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      ----------------------
                                                        1997          1996
                                                      --------      --------
                                                           (IN THOUSANDS)
Capacity revenues                                     $ 33,203      $ 33,765
Variable revenues                                       23,750        19,330
                                                      --------      --------
   Total Revenues                                       56,953        53,095
Fuel cost                                              (18,197)      (14,825)
Operating and administrative expenses                  (10,090)      (10,334)
Depreciation and amortization expense                   (8,720)       (9,040)
                                                      --------      --------
   Net Operating Income                                 19,946        18,896
Interest expense, net                                   (9,360)       (9,025)
Other expense, net                                        (327)         (955)
                                                      --------      --------
   Income Before Income Taxes                           10,259         8,916
Income tax expense                                        (741)         (711)
                                                      --------      --------
   Net Income                                         $  9,518      $  8,205
                                                      ========      ========
EPP's Equity in Earnings of Power Operations          $  4,600      $  4,019
                                                      ========      ========

   REVENUES. A significant portion of each Project Company's revenue is attributable to payments tied to the capacity of the respective plant, whether on annual availability (the Subic and Batangas Plants) or an annual capacity test (the Puerto Quetzal and Puerto Plata Plants). Capacity revenues decreased $0.6 million (2%) for the third quarter of 1997 compared to the third quarter of 1996, primarily due to the decrease at the Subic Plant ($0.9 million) partially offset by increases at the Puerto Quetzal Plant ($0.2 million) and the Puerto Plata Plant ($0.1 million). The decrease in capacity revenues at the Subic Plant for the third quarter of 1997 was primarily attributable to revenue from a business interruption insurance claim recognized in the third quarter of 1996.

   The second type of payment, an energy fee, varies directly with actual output and, under the current cost structures of the plants, essentially covers variable costs. Total variable revenues increased $4.4 million (23%) in the third quarter of 1997 compared to the third quarter of 1996. Variable revenues increased at the Puerto Quetzal Plant ($2.4 million) and at the Puerto Plata Plant ($2.0 million) for the third quarter of 1997, primarily due to increased output. Variable revenues remained relatively unchanged for the third quarter of 1997 at the Subic and Batangas Plants.

   FUEL COST. Fuel cost is the expense for the fuel burned at the Puerto Quetzal and Puerto Plata Plants. An Enron affiliate supplies fuel to these plants at market-based rates. Total fuel cost increased $3.4 million (23%) for the third quarter of 1997 compared to the third quarter of 1996. Fuel cost at the Puerto Plata and Puerto Quetzal Plants increased $1.7 and $1.7 million, respectively, for the third quarter of 1997, primarily due to the increased output discussed above partially offset by lower fuel prices. Fuel is provided to the Subic and Batangas Plants by their customer, National Power Corporation, at no cost to these plants.

   OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses decreased $0.2 million (2%) in the third quarter of 1997 compared to the third quarter of 1996. The decrease was primarily due to decreased operating and administrative expenses of the Batangas Plant ($0.5 million) and the Subic Plant ($0.3 million), primarily attributable to lower maintenance costs. These decreases were partially offset by the increase in operating and administrative expenses at the Puerto Plata Plant ($0.6 million) for the third quarter of 1997, primarily due to increased legal fees associated with the arbitration with Corporacion Dominicana de Electricidad ("CDE"), the government agency which provides electric services to the Dominican Republic (see Note 9 to EPP's financial statements and notes thereto), and maintenance costs.

   DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased $0.3 million (4%) in the third quarter of 1997 compared to the third quarter of 1996. The decrease was due primarily to lower depreciation and amortization expense at the Puerto Plata Plant ($0.2 million) and the Batangas Plant ($0.1 million).

   INTEREST EXPENSE, NET. Interest expense, net, increased $0.3 million (4%) in the third quarter of 1997 compared to the third quarter of 1996. Interest expense, net, increased at the Puerto Plata Plant ($0.7 million) for the third quarter of 1997 primarily due to increased interest expense on the COLs (see
Note 8 to EPP's financial statements and notes thereto). This increase was partially offset by decreases in interest expense, net, at the Subic Plant ($0.2 million) and the Batangas Plant ($0.2 million) for the third quarter of 1997, primarily due to lower outstanding debt balances.

   INCOME TAX EXPENSE. Income tax expense is the tax on the power plants in their respective local jurisdictions. On an aggregate basis, the effective tax rate for the Subic and Batangas Plants is less than the statutory rate due to the Subic and Batangas Plants being granted certain income tax holidays and concessions. PQPC is organized as a U.S. domiciled company with a foreign branch office. SECLP has been granted an income tax holiday for the life of the project. Income tax expense remained relatively unchanged from the third quarter of 1996 compared to the third quarter of 1997.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. THE NINE MONTHS ENDED SEPTEMBER 30, 1996

   Presented below is a summary of income statement information for the combined power operations of the Subic, Batangas, Puerto Quetzal and Puerto Plata Plants for the first nine months of 1997 and 1996 on a U.S. GAAP, historical U.S. dollar, 100% ownership basis. See "Results of Operations of EPP -- General."

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                ------------------------
                                                  1997           1996
                                                ---------      ---------
                                                     (IN THOUSANDS)
Capacity revenues                               $  98,759      $  97,090
Variable revenues                                  69,157         56,854
                                                ---------      ---------
  Total Revenues                                  167,916        153,944
Fuel cost                                         (53,026)       (42,462)
Operating and administrative expenses             (30,006)       (29,113)
Depreciation and amortization expense             (26,157)       (26,580)
                                                ---------      ---------
  Net Operating Income                             58,727         55,789
Interest expense, net                             (27,658)       (27,266)
Other expense, net                                 (1,573)        (1,711)
                                                ---------      ---------
  Income Before Income Taxes                       29,496         26,812
Income tax expense                                 (3,230)        (2,891)
                                                ---------      ---------
  Net Income                                    $  26,266         23,921
                                                =========      =========
EPP's Equity in Earnings of Power Operations    $  13,027      $  11,676
                                                =========      =========

   REVENUES. Capacity revenues increased $1.7 million (2%) in the first nine months of 1997 compared to the first nine months of 1996. Capacity revenues increased at the Puerto Plata Plant ($1.1 million) in the first nine months of 1997 primarily due to increased output and a full period of commercial operations during 1997 versus 1996 in which commercial operations commenced on January 15, 1996. Capacity revenues increased at the Puerto Quetzal Plant ($0.6 million) in the first nine months of 1997 primarily due to increased output.

   Total variable revenues increased $12.3 million (22%) for the first nine months of 1997 compared to the first nine months of 1996, primarily due to the increase at the Puerto Plata Plant ($10.1 million) and the Puerto Quetzal Plant ($2.0 million). The increase at the Puerto Plata and Puerto Quetzal Plants in the first nine months of 1997 was primarily a result of increased output partially offset by lower fuel prices. Variable revenues remained relatively unchanged for the first nine months of 1997 at the Subic and Batangas Plants.

   FUEL COST. Total fuel cost increased $10.6 million (25%) for the first nine months of 1997 compared to the first nine months of 1996, primarily as a result of the increase in fuel cost at the Puerto Plata Plant ($8.7 million) and the Puerto Quetzal Plant ($1.9 million). Fuel cost at the Puerto Plata and the Puerto Quetzal Plants increased for the first nine months of 1997 primarily due to the increased output and lower fuel prices discussed above.

   OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses increased $0.9 million (3%) in the first nine months of 1997 compared to the first nine months of 1996. The increase was primarily due to increased operating and administrative expenses of the Puerto Plata Plant ($2.9 million), partially offset by decreased operating and administrative expenses at the Subic Plant ($1.2 million) and the Puerto Quetzal Plant ($0.7 million). The increase in operating and administrative expenses at the Puerto Plata Plant for the first nine months of 1997 was primarily due to increased legal fees associated with the CDE arbitration (see Note 9 to EPP's financial statements and the notes thereto) and maintenance costs. The decrease in operating and administrative expenses at the Subic and Puerto Quetzal Plants for the first nine months of 1997 were primarily a result of decreased maintenance costs.

   DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased $0.4 million (2%) in the first nine months of 1997 compared to the first nine months of 1996. The decrease was primarily due to lower depreciation and amortization expense at the Puerto Plata Plant ($0.4 million).

   INTEREST EXPENSE, NET. Interest expense, net, increased $0.4 million (1%) for the first nine months of 1997 compared to the first nine months of 1996. Interest expense, net, increased $2.0 million at the Puerto Plata Plant in the first nine months of 1997 primarily as a result of increased interest expense on the COLs (see Note 8 to EPP's financial statements and notes thereto). This increase was partially offset by decreases of $0.8 million, $0.5 million and $0.3 million at the Batangas, Subic and Puerto Quetzal Plants, respectively, in the first nine months of 1997, primarily due to lower outstanding debt balances.

   INCOME TAX EXPENSE. Income tax expense increased $0.3 million (12%) for the first nine months of 1997 compared to the first nine months of 1996, primarily as a result of an increase at the Puerto Quetzal Plant primarily attributable to increased taxable income.

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

                      ENRON GLOBAL POWER & PIPELINES L.L.C.

                                    PART II.
                                OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On or about October 17, 1997, EPP mailed proxies to the holders of the Common Shares to approve the Amended and Restated Agreement and Plan of Merger between Enron Corp. and EPP dated August 18, 1997, and amended and restated as of September 15, 1997. The special meeting of the EPP Shareholders to vote on such approval is scheduled for November 18, 1997.

ITEM 5.         OTHER MATTERS

         On August 18, 1997, EPP entered into an Agreement and Plan of Merger with Enron Corp. and Enron International Merger L.L.C. (the "Merger Agreement"), as more fully described in the Merger Agreement. The Merger Agreement was amended and restated as of September 15, 1997.

         The Merger Agreement contemplates the merger of a subsidiary of Enron Corp. with and into EPP in a transaction whereby the shareholders of EPP other than Enron Corp. and entities controlled by Enron Corp. would receive Enron Corp. common stock having a market value (based on the average trading price of Enron Corp. common stock for a 20 trading day period prior to the completion of the merger) of $35 per share. The merger is conditioned upon the approval of (i) a majority of the Common Shares of EPP outstanding and (ii) a majority of the EPP Common Shares held by persons other than Enron Corp. and entities controlled by Enron Corp. present and voted at the shareholders meeting to be called to vote upon the merger.

         Assuming shareholder approval (as described above) is obtained, the merger is anticipated to become effective on or about November 19, 1997 (see
Note 14 to EPP's financial statements and notes thereto).

         A lawsuit has been filed by one of EPP's shareholders seeking to enjoin the merger with Enron, a copy of such petition is attached hereto as Exhibit
99.1. The lawsuit, which was served on EPP on November 10, 1997, seeks recovery of unspecified damages and rescission of the merger if it is not enjoined. The lawsuit purports to be filed as a class action on behalf of all holders of EPP common shares against Enron, Enron International Merger L.L.C., EPP, and each of the directors of EPP. The suit alleges, among other things, that the directors of EPP breached their duties to EPP shareholders by approving the Merger Agreement and recommending that it be adopted by EPP's shareholders, that the merger price is unfair, that the members of the Oversight Committee (composed of the three non-Enron affiliated directors of EPP), which approved the merger, were not independent and that Enron used its majority ownership of EPP to unfairly dominate the merger process for its own benefit. EPP and Enron believe that the lawsuit is without merit and does not take into consideration the lengthy and careful arm's length negotiating process which led to the approval of the Merger Agreement by a unanimous vote of EPP's independent Oversight Committee. EPP and Enron intend to vigorously defend against the allegations in the litigation.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits:
         10.1     Firm Transportation Service Agreement FT-34, between TGS and
                  MetroGas S.A. commencing March 15, 1996, with English translation.

         10.2     Firm Transportation Service Agreement FT-36, between TGS and
                  MetroGas S.A. commencing March 15, 1996, with English translation.

         99.1     Plaintiff's  Original Class Action Petition filed by Harvey
                  Greenfield,  Plaintiff,  against EPP et al., Defendants.

    (b) Reports on Form 8-K:

         EPP filed (a) Form 8-K on July 17, 1997, to announce the ENARGAS resolution covering the base natural gas transportation tariffs of TGS and (b) Form 8-K on August 22, 1997, to announce the proposed merger of EPP and Enron Corp.

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

                                       ENRON GLOBAL POWER & PIPELINES
                                       L.L.C.
                                       (Registrant)

Date:    November 13, 1997             By /s/ RODNEY L. GRAY
                                          ------------------------------------
                                          Rodney L. Gray
                                          Chairman and Chief Executive Officer

Date:    November 13, 1997             By /s/ KURT S. HUNEKE
                                          ------------------------------------
                                          Kurt S. Huneke
                                          President and Chief Financial Officer

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER
  -------
   10.1           Firm Transportation  Service Agreement FT-34, between TGS
                  and MetroGas S.A. commencing March 15, 1996, with English
                  translation.

   10.2 Firm Transportation Service Agreement FT-36, between TGS and MetroGas S.A. commencing March 15, 1996, with English translation.

   99.1           Plaintiff's  Original Class Action Petition filed by Harvey
                  Greenfield, Plaintiff, against EPP et al., Defendants.